Form 10QSB
period 1996-03-31
CORSAIRE SNOWBOARD INC
filed 1997-02-28
CIK 816239

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1996
                                     ---------------

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from                 to
        Commission file number 0-17772
                               ---------

                               CORSAIRE SNOWBOARD, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              STATE OF DELAWARE                              55-067263
       -------------------------------                  -------------------
       (State or Other Jurisdiction of                   (I.R.S. Employer)
        Incorporation or Organization)                  Identification No.)


    3838 CAMINO DEL RIO NORTH, SUITE 333, SAN DIEGO, CALIFORNIA 92108
    -----------------------------------------------------------------
               (Address of Principal Executive Offices)

                                 (619) 280-8000
             ------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

                                       N/A
          ----------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed
                                 Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     ----        ----

                       APPLICABLE ONLY TO ISSUERS INVOLVED IN
                          BANKRUPTCY PROCEEDINGS DURING THE
                                 PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                  ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,189,900
                                                  -----------


    Traditional Small Business Disclosure Format (check one):
Yes    X      No
    -------        --------

                                                        Total No. Of Pages  15
                                                                           ----

                               CORSAIRE SNOWBOARD, INC.
                                  TABLE OF CONTENTS
                                     FORM 10-QSB

                                                                                 PAGE
                                                                                 ----
                                        PART I
                                FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . .3
         Balance Sheet for the Period Ended
         March 31, 1996 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .4
         Statement of Operations for the
         3 Months Ended March 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . .5
         Statements of Cash Flows for the 3
         Months Ended March 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . .6-7
         Statements of Changes in Shareholder's
         Equity for the 3 Months Ended March 31, 1996
         and the Year Ended 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . .8
         Notes to Financial Statements for 3 Months Ended
         March 31, 1996 and the Year Ended 1995  . . . . . . . . . . . . . . . . 9-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


                                       PART II
                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . .  . . . . . .. . . . . . .. . . . . . .. . . . . . . 14
ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . 14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS . . . . . . . . . . ..14
ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . ..14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . ..14



                                       PART  I

                                FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB in conformity with generally accepted accounting principles and include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity.

         Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report in Form 10-KSB for the year ended December 31, 1995.

          In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

          Operating results for the three months ended March 1, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                                    Balance Sheet
                                    March 31, 1996
                                     (Unaudited)


                                        ASSETS


                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
Current Assets

  Cash in Bank                                 $       178         $      178

  Refundable deposit receivable                      5,000              5,000
                                               -----------         ----------

                                               $     5,178         $    5,178
                                               -----------         ----------
                                               -----------         ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities

  Accounts payable                             $   163,615         $  137,062
                                               -----------         ----------

     Total current liabilities                     163,615            137,062
                                               -----------         ----------

Stockholders' Equity

  Common Stock, $.001 par value;
  25,000,000 authorized; 3,189,000
  outstanding                                        3,190              3,190

Paid in capital                                  2,279,243          2,267,359

Prepaid stock-based officer compensation          (131,250)          (131,250)

Accumulated deficit                             (2,309,620)        (2,271,183)
                                               -----------        -----------

    Total shareholders' equity                    (158,437)          (131,884)
                                               -----------        -----------
    Total liabilities and
         shareholders' equity                  $     5,178        $     5,178
                                               -----------        -----------
                                               -----------        -----------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                               Statement of Operations
                         For the 3 Months Ended March 31, 1996
                                     (Unaudited)



                                             3 months ended     For the Year
                                             March 31, 1996      Ended 1995
                                             --------------     ------------


Revenues                                     $            0     $          0
                                             --------------     ------------

Expenses:

   Officer's compensation                                 0           93,750

   Consulting services                                    0        1,929,250

   Legal fees and expenses                           38,437          244,460

   Other general and administrative
     expenses                                             0            3,723
                                             --------------     ------------

         Total expenses                              38,437        2,271,183
                                             --------------     ------------

    Loss before provision for taxes                 (38,437)      (2,271,183)

Provision for income taxes                                0                0
                                             --------------     ------------

Net loss                                     $      (38,437)   $  (2,271,183)
                                             --------------     ------------
                                             --------------     ------------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                               Statements of Cash Flows
                        For the 3 Months Ended March 31, 1996
                                     (Unaudited)



                                             3 months ended     For the Year
                                             March 31, 1996      Ended 1995
                                             --------------     ------------


Cash flow used by operating activities:

    Net loss                                $     (  38,437)    $ (2,271,183)

    Adjustments to reconcile net loss to
    net cash used by operating activities:

        Issuance of common stock for
        consulting and legal services and
        satisfaction of amounts due officer               0        2,138,779

Changes in assets and liabilities:

        Increase in accounts payable                 26,553          137,062

        Increase in organization costs                    0              520
                                             --------------     ------------

        Cash provided by operations                 (11,884)           5,178
                                             --------------     ------------

Cash flows used by investing activities:

        Increase in refundable deposit                    0           (5,000)
                                             --------------     ------------

        Cash used by investing activities                 0           (5,000)
                                             --------------     ------------

Cash flows used by financing activities:

        Proceeds from paid in capital                11,884                0
                                             --------------     ------------

        Cash used by financing activities            11,884                0
                                             --------------     ------------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                           Statements of Cash Flows (cont.)
                        For the 3 Months Ended March 31, 1996
                                     (Unaudited)



                                             3 months ended     For the Year
                                             March 31, 1996      Ended 1995
                                             --------------     ------------



Increase in cash                                          0              178
Cash - beginning of year                                178                0
                                             --------------     ------------

Cash - end of year                           $          178     $        178
                                             --------------     ------------
                                             --------------     ------------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                    Statements of Changes in Shareholder's Equity
                      For the 3 Months Ended March 31, 1996 and
                                 the Year Ended 1995
                                     (Unaudited)


                                                  COMMON STOCK
                                            -------------------------
                                             Number of         Par          Paid in       Accumulated
                                              Shares          Value         Capital          Deficit
                                            -----------     ----------     ----------     ------------

Balance, December 31, 1995                   3,189,900        3,190         2,267,359      (2,271,183)
                                            ----------      ----------      ---------     -----------

   March, 1996 Stockholder paid
     accounts payable and the debt of
     the stockholder was forgiven                   0             0            11,884               0

   Net loss for March, 1996                         0             0                 0         (38,437)
                                           ----------      ----------       ---------     -----------

Balance, March 31, 1996                     3,189,900       $ 3,190         2,279,243     $(2,309,620)
                                           ----------      ----------       ---------     -----------
                                           ----------      ----------       ---------     -----------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                            Notes to Financial Statements
                      For the 3 Months Ended March 31, 1996 and
                                 the Year Ended 1995



1.  COMPANY BACKGROUND

    Corsaire Snowboard, Inc. (the Company or Corsaire) was incorporated in Delaware in 1987 under the name Acunet Corporation. It became inactive in 1990 and there are no corporate records or minutes available to document the activities of the corporation until January 1994.

    In January 1994, the Company was reorganized, and as part of the reorganization, the Board of Directors appointed Mr. Paul L. Parshall, President and Chief Executive Officer who in concert with his Company, the Worthington Company, reestablished good standing with the State of Delaware, and brought current the filings required by the Securities and Exchange Commission. The Company is publicly traded and its shares are quoted in the over-the-counter (bulletin board) market.

    In March 1995, the Company elected a new President and began a review of potential acquisitions. In contemplation of a likely merger, the Company changed its name to Corsaire Snowboard, Inc. After a due diligence review, the Company decided against the merger but retained the name.

    The Company's principal business purpose is the identification and evaluation of prospective merger and acquisition opportunities.


2.  SIGNIFICANT ACCOUNTING POLICIES

    CURRENCY TRANSLATION

    The accompanying financial statements are expressed in U.S. dollars. The Company maintains an office and bank account in Vancouver, British Columbia, Canada. Expenditures and obligations in Canadian currency have been translated at the exchange rate prevailing when they were incurred. Assets and liabilities at December 31, 1995, where applicable, have been translated at the year-end exchange rate. There were no significant exchange or translation gains or losses.

    VALUATION OF SHARES ISSUED FOR SERVICES

    The Company accounts for stock-based compensation in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    INCOME TAXES

    No provision for income taxes has been recorded since the Company has operated at a loss. At December 31, 1995 and March 31, 1996 the Company has a federal net operating loss carryover of $2,177,433 and $38,437, respectively, which expires in 2010 and 2011, respectively. Any benefit which may arise from the utilization of this carryover in future years has not been recorded in the financial statements since its realization is dependent on future profitable operations, which cannot be determined at this time.

    SHARE AND PER SHARE DATA

    Net loss per share is determined by dividing Net loss by the weighted average number of common shares outstanding during the year. See Notes 3, 4 and 7 regarding dilution and potential dilution of common shares.

    CURRENT OPERATING LOSS

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates confirmation of the Company as a going concern. However, the Company has sustained substantial operating losses in 1995.

    In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to raise capital and the success of its future operations. Management believes that actions presently being taken to raise capital to fund the Company's operating and financial requirements and Management's commitment to fund future operations if need be (Note 3), provide the opportunity for the Company to continue as a going concern.

3.  RELATED PARTY INFORMATION

    STOCK ISSUANCE

    In January 1994, the Worthington Company received 289,867 (adjusted for reverse stock split, Note 2) shares of common stock in exchange for payments of filing fees for the Company.

    CONTRACT WITH COMPANY PRESIDENT

    In March 1995, the Company entered into a two-year agreement with its President. The agreement provides that he will assist the Company in the identification and evaluation of prospective merger and acquisition opportunities, and arrange for the financing of such acquisitions and/or merger or acquisition is consummated.

    In accordance with the agreement, the Company immediately issued 2,250,000 shares of Corsaire common stock to the President for work to be performed in connection with the acquisition of two major companies. Additionally, 1,000,000 shares of common stock will be issued for each additional acquisition up to a maximum total issuance of 4,250,000 shares of common stock.

    The initial 2,250,000 shares issued to the President are considered by the Board of Directors to be compensation for the period through May 30, 1997 and have been prorated and charged to expense accordingly. These shares were issued pursuant to Regulation S of the Securities and Exchange Commission (pertaining to offers and sales made outside the United States by non United States investors) which requires a holding period of forty days before they may be traded. These shares have been valued at $.10 per share, the market value at the contract date. Additional share issuances pursuant to this agreement will be accounted for at market value at the date of the related acquisition, as a cost of the acquisition.

4.  PROVISION FOR INCOME TAXES

    Deferred tax assets are comprised of the following:

                                                  MARCH 31,      DECEMBER 31,
                                                    1996             1995
                                                 ----------      ------------

    Net operating loss carry forwards            $ 13,069         $ 740,327
    Deferred tax asset valuation allowance        (13,069)         (740,327)
                                                 --------         ---------
    Net deferred tax assets                      $      0         $       0
                                                 --------         ---------
                                                 --------         ---------

    The deferred tax asset has been fully reserved by the valuation allowance since its realization is dependent on future profitable operations, the probability of which cannot be determined at this time.

    Reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                  MARCH 31,      DECEMBER 31,
                                                    1996             1995
                                                 ----------      ------------
    US Federal Statutory rate of Tax               34.00%            34.00%

    Operating losses with no current tax
    benefit                                        (2.00%)           (2.00%)
                                                 ----------      ------------

    Effective tax rate                             32.00%            32.00%

    The Company has available at December 31, 1995 and March 31, 1996, for Federal income tax purposes approximately $2,177,433 and $38,437, respectively, of unused operating loss carry forwards that may be applied against future taxable income and which expire in 2010 and 2011, respectively.

5.  SUBSEQUENT EVENTS

    On August 19, 1996, the Company entered into an agreement which was amended October 9, 1996, to acquire 75% (75 shares) of the outstanding common shares of Mutual Exchange Canada, Inc. (MEC). The terms of the agreement call for a non-refundable deposit of $50,000 U.S. upon execution of the agreement. An additional payment of $450,000 U.S. will be made not later than 30 days after the completion of the merger. Additional terms state that within 30 days of the completion date of the merger, Corsaire must obtain $500,000 U.S. financing through a private placement of Regulations S shares in the Capital of Corsaire at a price of not less than $2.00 U.S. per post split stock.

    As of November 14, 1996, Mutual Exchange Canada, Inc. Has notified the Company that it believes the agreement is no longer valid, due to nonperformance of certain terms and conditions contained in the agreement. The position of legal counsel and the Company is that there is no basis for this assertion and the agreement is still valid.

    Effective as of April 24, 1996, the Company entered into a settlement and escrow agreement with a stockholder, whereby 43,041 of his shares of common stock were canceled and the balance of 35,000 shares of common stock were transferred to an escrow account. In accordance with the escrow instructions, beginning May 15, 1996 a maximum of 1,500 shares of common stock per month will be released from escrow for sale by the stockholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

              Corsaire Snowboard, Inc. (the "Company") is an inactive company and has limited operations. The Company expended $2,271,183 in the year ended December 31, 1995, compared with no expenditures for the same period in 1994. The increase is attributed to consulting expenses in connection with the seeking of merger partners.

              An additional $38,437 was expended for the period ended March 31, 1996 which was also attributable to consulting expenses in ocnnection with the seeking of merger partners.

              Management has been seeking opportunities to acquire operating entities, which in the opinion of Management will provide profitable operations to the Registrant.

              It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

              Management is not able to determine the time nor the resources that will be necessary to complete an acquisition such as is contemplated. There is no assurance that the Company will be able to acquire an interest in any such businesses, products or opportunities that may exist or that any activity of the Company, even after any acquisition, will be profitable.

                                       PART II

                                  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits: None

         (b)  Reports on Form 8-K: None

                                      SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORSAIRE SNOWBOARD, INC.



DATED: February 19, 1997           BY:  /s/ RENE M. HAMOUTH
                ---                    -------------------------------
                                       RENE M. HAMOUTH
                                       President and Chief
                                       Financial Officer