Form 10QSB
period 1996-06-30
CORSAIRE SNOWBOARD INC
filed 1997-02-28
CIK 816239

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-QSB

    (Mark One)
  / / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 1996
                                   -------------
  / / Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from _______________ to _______________
    Commission file number 0-17772
                          ------------------------------------------------------
                        CORSAIRE SNOWBOARD, INC.
--------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

 State of Delaware                              55-067263
-------------------------------------------    ---------------------------------
         (State or Other Jurisdiction                 (I.R.S. Employer)
       of Incorporation or Organization)             Identification No.)

3838 Camino del Rio North, Suite 333, San Diego, California 92108
--------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (619) 280-8000
--------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                         N/A
--------------------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
   ---------    ---------

                       APPLICABLE ONLY TO ISSUERS INVOLVED IN
                          BANKRUPTCY PROCEEDINGS DURING THE
                                 PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           No
   ---------    ---------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,291,859
                                                 -------------------------------

    Traditional Small Business Disclosure Format (check one):
Yes    X      No
   ---------    ---------

                                                   Total No. Of Pages     16
                                                                     ----------
                                        - 1 -

                               CORSAIRE SNOWBOARD, INC.
                                  TABLE OF CONTENTS

                                     FORM 10-QSB
                                                                           PAGE
                                                                           ----
                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

         Balance Sheet for the Period Ended
         June 30, 1996 (Unaudited)............................................4

         Statement of Operations for the
         6 Months Ended June 30, 1996 (Unaudited).............................5

         Statements of Cash Flows for the 6
         Months Ended June 30, 1996 (Unaudited).............................6-7
         Statements of Changes in Shareholder's

         Equity for the 6 Months Ended June 30, 1996
         and the Year Ended 1995 (Unaudited)..................................8

         Notes to Financial Statements for 6 Months Ended
         June 30, 1996 and the Year Ended 1995 ............................9-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION...................................................14

                                       PART II
                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................15

ITEM 2.  CHANGES IN SECURITIES...............................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.................15

ITEM 5.  OTHER INFORMATION...................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................15

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

              In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring ature.

              Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                                    Balance Sheet
                                    June 30, 1996
                                     (Unaudited)


                                        ASSETS


                                           June 30, 1996      December 31, 1995
                                           -------------      -----------------
Current Assets

 Cash in Bank                              $         178      $         178

 Refundable deposit receivable                     5,000              5,000
                                           --------------     --------------

                                           $       5,178      $       5,178
                                           --------------     --------------
                                           --------------     --------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities

 Accounts payable                          $      64,411      $     137,062
                                           --------------     --------------

    Total current liabilites                      64,411            137,062
                                           --------------     --------------

Stockholders' Equity

 Common Stock, $.001 par value;
 25,000,000 authorized; 3,291,859
 and 3,189,900 outstanding in 1996 and
 1995, respectively                                3,292              3,190

Paid in capital                                2,495,423          2,267,359

Prepaid stock-based officer compensation        (131,250)          (131,250)

Accumulated deficit                           (2,426,698)        (2,271,183)
                                           --------------     --------------

  Total shareholders' equity                     (59,233)          (131,884)
                                           --------------     --------------
  Total  liabilities and
    shareholders' equity                   $       5,178      $       5,178
                                           --------------     --------------
                                           --------------     --------------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                               Statement of Operations
                         For the 6 Months Ended June 30, 1996
                                     (Unaudited)


                                       6 months ended      For the Year
                                        June 30, 1996       Ended 1995
                                       ---------------     -------------

Revenues                               $            0      $          0
                                       ---------------     -------------

Expenses:

  Officer's compensation                            0            93,750

  Consulting services                          95,000         1,929,250

  Legal fees and expenses                      60,515           244,460

  Other general and administrative
    expenses                                        0             3,723
                                       ---------------     -------------

      Total expenses                          155,515         2,271,183
                                       ---------------     -------------

  Loss before provision for taxes            (155,515)       (2,271,183)

Provision for income taxes                          0                 0
                                       ---------------     -------------

Net loss                               $     (155,515)     $ (2,271,183)
                                       ---------------     -------------
                                       ---------------     -------------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                               Statements of Cash Flows
                         For the 6 Months Ended June 30, 1996
                                     (Unaudited)


                                                  6 months ended   For the Year
                                                   June 30, 1996    Ended 1995
                                                  --------------   ------------

Cash flow used by operating activities:

  Net loss                                        $     (155,515)  $ (2,271,183)

  Adjustments to reconcile net loss to
  net cash used by operating activities:

    Issuance of common stock for
    consulting and legal services and
    satisfaction of amounts due officer                        0      2,138,779

Changes in assets and liabilities:

    Decrease in accounts payable                         (72,651)       137,062

    Increase in organization costs                             0            520
                                                  ---------------  -------------

    Cash provided by operations                         (228,166)         5,178
                                                  ---------------  -------------

Cash flows used by investing activities:

    Increase in refundable deposit                             0         (5,000)
                                                  ---------------  -------------

    Cash used by investing activities                          0         (5,000)
                                                  ---------------  -------------

Cash flows provided from financing activities:

    Proceeds from common stock                               145              0

    Proceeds from paid in capital                        228,114              0

    Used for common stock                                    (43)             0

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                           Statement of Cash Flows (cont.)
                         For the 6 Months Ended June 30, 1996
                                     (Unaudited)



   Used for paid in capital              (50)                     0
                                   ----------             ----------

Net cash provided by financing       228,166                      0
                                   ----------             ----------


   Increase in cash                        0                    178

Cash - beginning of year                 178                      0
                                   ----------             ----------

Cash - end of year                 $     178              $     178
                                   ----------             ----------
                                   ----------             ----------

                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                    Statements of Changes in Shareholder's Equity
                      For the 6 Months Ended June 30, 1996 and
                                 the Year Ended 1995
                                     (Unaudited)


                                               COMMON STOCK
                                          ----------------------

                                          Number of       Par       Paid in     Accumulated
                                           Shares        Value      Capital       Deficit
                                          ----------   ---------   ----------  ------------

Balance, December 31, 1995                 3,189,900       3,190    2,267,359   (2,271,183)
                                          ----------   ---------   ----------  ------------

 March, 1996 Stockholder paid
  accounts payable and the debt of
  the stockholder was forgiven                     0           0       11,884            0

 Net loss for March, 1996                          0           0            0      (38,437)
                                          ----------   ---------   ----------  ------------

Balance, March 31, 1996                    3,189,900   $   3,190   $2,279,423  $(2,309,620)
                                          ----------   ---------   ----------  ------------

 April, 1996 - issued for services           145,000         145      216,000            0

 April, 1996 - cancelled shares              (43,041)        (43)          43            0

 Net loss for June                                 0           0            0     (117,078)
                                          ----------   ---------   ----------  ------------

Balance, June 30, 1996                     3,291,859   $   3,292   $2,495,423  $(2,426,698)
                                          ----------   ---------   ----------  ------------
                                          ----------   ---------   ----------  ------------


                               Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                            Notes to Financial Statements
                      For the 6 Months Ended June 30, 1996 and
                                 the Year Ended 1995


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

    VALUATION OF SHARES ISSUED FOR SERVICES

    The Company accounts for stock-based compensation in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    INCOME TAXES

    No provision for income taxes has been recorded since the Company has operated at a loss. At December 31, 1995 and June 30, 1996 the Company has a federal net operating loss carryover of $2,177,433 and $155,515, respectively, which expires in 2010 and 2011, respectively. Any benefit which may arise from the utilization of this carryover in future years has not been recorded in the financial statements since its realization is dependent on future profitable operations, which cannot be determined at this time.

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

4.  CONSULTING AND LEGAL SERVICES

    In April, 1996, the Company issued common stock, which was registered with the Securities and Exchange Commission on Form S-8 to various individuals, including consultants and the company's General Counsel for legal services. These shares have been valued at the bid price at date of issuance.

                                            CONSULTING               LEGAL FEES
                                             SERVICES                AND
                                            ----------               ---
EXPENSES
--------

    145,000 shares valued at fair
      market value at date of issue          $  95,000               $   50,000

    Paid or accrued to others                        0                        0
                                            ----------               ----------
                                            $   95,000               $   50,000
                                            ----------               ----------

5.  PROVISION FOR INCOME TAXES

    Deferred tax assets are comprised of the following:

                                             JUNE 30,      DECEMBER 31,
                                               1996            1995
                                            -----------    -----------
    Net operating loss carry forwards       $   52,875     $  740,327
    Deferred tax asset valuation allowance     (52,875)      (740,327)
                                            -----------    -----------
    Net deferred tax assets                 $        0     $        0
                                            -----------    -----------

    The deferred tax asset has been fully reserved by the valuation allowance since its realization is dependent on future profitable operations, the probability of which cannot be determined at this time.

    Reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                               JUNE 30,         DECEMBER 31,
                                                1996               1995
                                              ----------        ------------

    US Federal Statutory rate of Tax            34.00%              34.00%

    Operating losses with no current tax
    benefit                                     (2.00%)             (2.00%)
                                              ----------        ------------

    Effective tax rate                          32.00%              32.00%
                                              ----------        ------------

    The Company has available at December 31, 1995 and June 30, 1996, for Federal income tax purposes approximately $2,177,433 and $155,515, respectively, of unused operating loss carry forwards that may be applied against future taxable income and which expire in 2010 and 2011, respectively.

6.  SUBSEQUENT EVENTS

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

              An additional $155,515 was expended for the period ended June 30, 1996 which was also attributable to legal and consulting expenses in connection with the seeking of merger partners.

              Management has been seeking opportunities to acquire operating entities, which in the opinion of Management will provide profitable operations to the Registrant.

              As more specifically described in Note 4 to the Company's financial statements, the Company issued in April, 1996 a total of 145,000 shares of common stock pursuant to a S-8 Registration Statement for various consulting services and legal services.

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

                                          CORSAIRE SNOWBOARD, INC.



DATED: February 26, 1997               BY: /s/ RENE M. HAMOUTH
                                          --------------------------------
                                          RENE M. HAMOUTH
                                          President and Chief
                                          Financial Officer