Form 10QSB
period 1996-09-30
CORSAIRE SNOWBOARD INC
filed 1997-02-28
CIK 816239

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
     (Mark One)

     /x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

     / / Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from                     to
                                    -------------------     -------------------

     Commission file number 0-17772
                           ----------------------------------------------------

                               CORSAIRE SNOWBOARD, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     State of Delaware                                      55-067263
-------------------------------                  -------------------------------
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No  / /

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  / /     No   / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,291,859


     Traditional Small Business Disclosure Format (check one):
Yes  /X/     No   / /

                                                          Total No. Of Pages  16

                            CORSAIRE SNOWBOARD, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                                                                            PAGE
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . 3

          Balance Sheet for the Period Ended
          September 30, 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . 4

          Statement of Operations for the
          9 Months Ended September 30, 1996 (Unaudited). . . . . . . . . . . . 5

          Statements of Cash Flows for the 9
          Months Ended September 30, 1996 (Unaudited). . . . . . . . . . . . 6-7

          Statements of Changes in Shareholder's
          Equity for the 9 Months Ended September 30, 1996
          and the Year Ended 1995 (Unaudited). . . . . . . . . . . . . . . . . 8

          Notes to Financial Statements for 9 Months Ended
          September 30, 1996 and the Year Ended 1995 . . . . . . . . . . . .9-13

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . . .14


                                     PART II
                                OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . . . . . . .15

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .15

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

               Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.


                                 Corsaire Snowboard, Inc.
                          (Formerly Known as Acunet Corporation)
                                     Balance Sheet
                                  September 30, 1996
                                      (Unaudited)


                                             ASSETS


                                              September 30, 1996            December 31, 1995
                                              ------------------            -----------------
Current Assets

  Cash in Bank                                  $        178                  $        178

  Refundable deposit receivable                        5,000                         5,000
                                                -------------                 -------------

                                                $      5,178                  $      5,178
                                                -------------                 -------------
                                                -------------                 -------------

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

  Accounts payable                              $     97,763                  $    137,062
                                                -------------                 -------------

     Total current liabilites                         97,63                        137,062
                                                -------------                 -------------

Stockholders' Equity

  Common Stock, $.001 par value;
  25,000,000 authorized; 3,291,859
  and 3,189,900 outstanding in 1996 and
 1995, respectively                                    3,292                         3,190

Paid in capital                                    2,495,423                     2,267,359

Prepaid stock-based officer compensation            (131,250)                     (131,250)

Accumulated deficit                               (2,460,050)                   (2,271,183)
                                                -------------                 -------------

    Total shareholders' equity                       (92,585)                     (131,884)
                                                -------------                 -------------
    Total  liabilities and
         shareholders' equity                   $      5,178                  $      5,178
                                                -------------                 -------------
                                                -------------                 -------------



                              Corsaire Snowboard, Inc.
                        (Formerly Known as Acunet Corporation)
                              Statement of Operations
                       For the 9 Months Ended September 30, 1996
                                   (Unaudited)




                                                9 months ended                For the Year
                                              September 30, 1996               Ended 1995
                                              ------------------               ----------

Revenues                                        $          0                  $          0
                                                -------------                 -------------

Expenses:

   Officer's compensation                                  0                        93,750

   Consulting services                                95,000                     1,929,250

   Legal fees and expenses                            82,512                       244,460

   Other general and administrative
       expenses                                       11,355                         3,723
                                                -------------                 -------------

         Total expenses                              188,867                     2,271,183
                                                -------------                 -------------
    Loss before provision for taxes                 (188,867)                  ( 2,271,183)

Provision for income taxes                                 0                             0
                                                -------------                 -------------

Net loss                                        $   (188,867)                 $( 2,271,183)
                                                -------------                 -------------
                                                -------------                 -------------



                                  Corsaire Snowboard, Inc.
                           (Formerly Known as Acunet Corporation)
                                   Statements of Cash Flows
                          For the 9 Months Ended September 30, 1996
                                         (Unaudited)


                                                9 months ended                For the Year
                                              September 30, 1996               Ended 1995
                                              ------------------               ----------
Cash flow used by operating activities:

    Net loss                                    $   (188,867)                 $ (2,271,183)

    Adjustments to reconcile net loss to
    net cash used by operating activities:

        Issuance of common stock for
        consulting and legal services and
        satisfaction of amounts due officer                0                     2,138,779

Changes in assets and liabilities:

        Decrease in accounts payable                 (39,299)                      137,062

        Increase in organization costs                     0                           520
                                                -------------                 -------------

        Cash used by operations                     (228,166)                        5,178
                                                -------------                 -------------
Cash flows used by investing activities:

        Increase in refundable deposit                     0                        (5,000)
                                                -------------                 -------------

        Cash used by investing activities                  0                        (5,000)
                                                -------------                 -------------

Cash flows provided from financing activities:

       Proceeds from common stock                        145                             0

       Proceeds from paid in capital                 228,114                             0

       Used for common stock                             (43)                            0



                                  Corsaire Snowboard, Inc.
                         (Formerly Known as Acunet Corporation)
                            Statement of Cash Flows (cont.)
                        For the 9 Months Ended September 30, 1996
                                        (Unaudited)






     Used for paid in capital                            (50)                            0
                                                -------------                 -------------

Net cash provided by financing                       228,166                             0
                                                -------------                 -------------


      Increase in ca                                       0                           178

Cash - beginning of year                                 178                             0
                                                -------------                 -------------

Cash - end of year                              $        178                  $        178
                                                -------------                 -------------
                                                -------------                 -------------




                                   Corsaire Snowboard, Inc.
                             (Formerly Known as Acunet Corporation)
                          Statements of Changes in Shareholder's Equity
                          For the 9 Months Ended September 30, 1996 and
                                     the Year Ended 1995
                                        (Unaudited)



                                                       COMMON STOCK
                                                ---------------------------
                                                   Number of         Par          Paid in      Accumulated
                                                    Shares          Value         Capital        Deficit
                                                -------------  -------------  -------------  -------------

Balance, December 31, 1995                         3,189,900          3,190      2,267,359     (2,271,183)
                                                -------------  -------------  -------------  -------------
   March, 1996 Stockholder paid
      accounts payable and the debt of
      the stockholder was forgiven                         0              0         11,884              0

   Net loss for March, 1996                                0              0              0        (38,437)
                                                -------------  -------------  -------------  -------------

Balance, March 31, 1996                            3,189,900       $  3,190     $2,279,423    $(2,309,620)
                                                -------------  -------------  -------------  -------------

   April, 1996 - issued for services                 145,000            145        216,000              0

   April, 1996 - cancelled shares                    (43,041)           (43)            43              0

   Net loss for June                                       0              0              0       (117,078)
                                                -------------  -------------  -------------  -------------

Balance, June 30, 1996                             3,291,859   $      3,292   $  2,495,423   $ (2,426,698)
                                                -------------  -------------  -------------  -------------

   Net loss for September                                  0              0              0        (33,352)
                                                -------------  -------------  -------------  -------------

Balance, September 30, 1996                        3,291,859   $      3,292   $  2,495,423   $ (2,460,050)
                                                -------------  -------------  -------------  -------------
                                                -------------  -------------  -------------  -------------

                            Corsaire Snowboard, Inc.
                     (Formerly Known as Acunet Corporation)
                          Notes to Financial Statements
                 For the 9 Months Ended September 30, 1996 and
                               the Year Ended 1995


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

     VALUATION OF SHARES ISSUED FOR SERVICES

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

     INCOME TAXES

     No provision for income taxes has been recorded since the Company has operated at a loss. At December 31, 1995 and September 30, 1996 the Company has a federal net operating loss carryover of $2,177,433 and $188,867, respectively, which expires in 2010 and 2011, respectively. Any benefit which may arise from the utilization of this carryover in future years has not been recorded in the financial statements since its realization is dependent on future profitable operations, which cannot be determined at this time.

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

     In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to raise capital and the success of its future operations. Management believes that actions presently being taken to raise capital to fund the Company's operating and financial requirements and Management'scommitment to fund future operations if need be (Note 3), provide the opportunity for the Company to continue as a going concern.

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

                                              CONSULTING         LEGAL FEES
                                               SERVICES         AND EXPENSES
                                             -----------        ------------
     145,000 shares valued at fair
        market value at date of issue        $    95,000         $    50,000

     Paid or accrued to others                         0                   0
                                             ------------        ------------
                                             $    95,000         $    50,000
                                             ------------        ------------
                                             ------------        ------------

5.   PROVISION FOR INCOME TAXES

     Deferred tax assets are comprised of the following:

                                              SEPTEMBER 30,       DECEMBER 31,
                                                 1996                1995
                                             ------------        ------------
     Net operating loss carry forwards       $    64,215         $   740,327
     Deferred tax asset valuation allowance      (64,215)           (740,327)
                                             ------------        ------------
     Net deferred tax assets                 $         0         $         0
                                             ------------        ------------

     The deferred tax asset has been fully reserved by the valuation allowance since its realization is dependent on future profitable operations, the probability of which cannot be determined at this time.

     Reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                            SEPTEMBER 30,       DECEMBER 31,
                                                1996               1995
                                            ------------        ------------

     US Federal Statutory rate of Tax          34.00%              34.00%

     Operating losses with no current tax
     benefit                                   (2.00%)             (2.00%)
                                            ------------        ------------
     Effective tax rate                        32.00%              32.00%
                                            ------------        ------------


     The Company has available at December 31, 1995 and September 30, 1996, for Federal income tax purposes approximately $2,177,433 and $188,867, respectively, of unused operating loss carry forwards that may be applied against future taxable income and which expire in 2010 and 2011, respectively.

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

              An additional $172,512 was expended for the period ended September 30, 1996 which was also attributable to legal and consulting expenses in connection with the seeking of merger partners.

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

                                        CORSAIRE SNOWBOARD, INC.



DATED: February 27, 1997           BY: /s/Rene M. Hamouth
                                        _____________________________
                                        RENE M. HAMOUTH
                                        President and Chief
                                        Financial Officer