Form 10KSB
period 1996-12-31
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Fiscal Year Ended December 31, 1996     Commission File No. 0-17772

                                 CORSAIRE, INC.
                        (F/K/A CORSAIRE SNOWBOARD, INC.)

        State of Delaware                                55-0672633
---------------------------------             --------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

           62 INDIAN TRACE, SUITE 286, WESTON, FLORIDA              33326
           -------------------------------------------            ----------
             (Address of principal executive offices)             (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
      None                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share*
                   -----------------------------------------
                               (Title of Stock)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for other such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes         No   X*
                                     -----      -----
                             (2) Yes         No   X*
                                     -----      -----

         The Registrant's revenues for its most recent fiscal year were $0. As of December 31, 1996, 3,041,859 shares of the Registrant's common stock were issued and outstanding.

                                                        Total No. of Pages:  17

         * See Financial Statement Footnote 6

                                 CORSAIRE, INC.
                      (FORMERLY CORSAIRE SNOWBOARD, INC.)
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                  Part I

Item 1.     Description of Business..........................................................................1

Item 2.     Description of Property..........................................................................1

Item 3.     Legal Proceedings................................................................................2

Item 4.     Submission of Matters to a Vote of Security Holders..............................................2

                                                Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.........................................2

Item 6.     Management's Discussion and Analysis or Plan of Operation........................................2

Item 7.     Financial Statements.............................................................................2

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................2

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
              with Section 16(a) of the Exchange Act.........................................................2

Item 10.    Executive Compensation...........................................................................3

Item 11.    Security Ownership of Certain Beneficial Owners and Management...................................4

Item 12.    Certain Relationships and Related Transactions...................................................5

Item 13.    Exhibits and Reports on Form 8-K.................................................................5


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         The Registrant is an inactive company. Management has been seeking opportunities to acquire operating entities, which in its opinion will provide profitable operations to the Registrant. The Company was incorporated in the State of Delaware in 1994.

         A. CORPORATE HISTORY

         In March 1995, Rene Hamouth, now a principal stockholder of the Company, became its president, in connection with a possible business transaction involving the Company. At that time it was represented to Mr. Hamouth by Paul Parshall, then the Company's president and sole director, that the Company (then known as Acunet Corporation) (i) had been incorporated under the laws of the State of Delaware in 1987, (ii) had completed a registered public offering of its common stock in 1988, (iii) had filed reports with the United States Securities and Exchange Commission (the "SEC") under SEC File No. 0-17772 and Internal Revenue Service (the "IRS") FEIN No. 55-0672633, (iv) had become dormant in 1990, and (v) had been rehabilitated in 1994.

         According to the Forms 10-QSB for the quarters ended March 31, June 30 and September 30, 1994, filed by Mr. Parshall, the Company (i) had its class of common stock registered under Section 12(g) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), (ii) was dormant, (iii) had no revenues, no assets and no liabilities and there were "no corporate records or minutes available to document the activities of the corporation." The Company's 10-KSB for the year ended December 31, 1994, filed by Mr. Parshall and which contained audited financial statements, disclosed that there were 50,000,000 shares outstanding, 28,986,734 of which had been issued to Worthington Company, Mr. Parshall's affiliate, "in exchange for payment of filing fees."

         Beginning in March 1995, at Mr. Hamouth's direction, the Company's activities involved the identification and evaluation of potential merger/acquisition candidates. In March 1995, the Company effected a reverse one for one hundred stock split which resulted in a reduction of the outstanding number of shares to 500,000 and also issued an additional 2,689,900 shares through August 1995 to Mr. Hamouth and others for services rendered. As of December 31, 1995, the Company remained inactive and had 3,189,900 shares outstanding held by 567 stockholders; there was "only a limited market for the Company's common stock" (as disclosed in the Company's Form 10-KSB for the year ended December 31, 1995). The Company continued to seek merger or acquisition candidates. In August 1995, Mr. Parshall resigned as a director.

         The Company continued to file Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30, and September 30, 1996 under SEC File No. 0-17772. For the periods covered by these reports, the Company disclosed that it had been unsuccessful in consummating a merger, acquisition or business transaction with an operating company; it therefore remained as a shell company. No other periodic reports had been filed with the SEC. The Company is in the process of filing all delinquent reports at this time. The Company's shares traded in the over-the-counter market.

ITEM 2. DESCRIPTION OF PROPERTY

         None.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF THE SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS

         There currently is only a limited market for the Company's common stock, par value $0.001 (the "Common Stock").

         As of December 31, 1996, there were 577 shareholders of record, holding 3,041,859 shares of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has been inactive and has had limited operations. The Company had no revenues in 1996 and 1995, but incurred expenses in connection with various corporate matters. Substantially all of the expenses in 1996 and 1995 were satisfied through issuances of Common Stock.

ITEM 7. FINANCIAL STATEMENTS

         See index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has engaged the same auditors that prepared the 1995 financial statements, namely Strabala Ramirez & Associates, Certified Public Accountants, 19762 MacArthur Blvd., Suite 100, Irvine, CA 92612.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)  Identification of Directors and Executive Officers.


               NAME                    AGE                POSITION                       PERIOD OF SERVICE
               ----                    ---                --------                       -----------------
         Rene M. Hamouth               48            President/Director                     March 1995

         Information concerning Directors and Executive Officers including their business experience for at least the past five (5) years, is as follows:

RENE M. HAMOUTH

         Mr. Hamouth was appointed a director and president on March 7,1995. Prior to being appointed to the Company's Board of Directors and beginning in 1983 to date, Mr. Hamouth has acted as a financial consultant to various private and public companies in both Canada and the United States wherein he provided assistance in raising capital for these companies. From 1972 to 1982, he was an account executive for firms which recruited executives for large corporations.

         (b)  Compliance with 16(a) of the Exchange Act

         The Exchange Act requires all executive officers and directors to report any changes in the ownership of Common Stock of the Company to the SEC and the Company. Management's review and representation indicates all reports that were required to be filed in 1996 were so filed.

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table.

         The following table sets forth information for the year ended 1996, concerning compensation paid to the Company's president/director for services rendered to the Company during the fiscal year ended December 31, 1996. No other executive officer's compensation exceeded $100,000 for the year.


                                                                            Securities         Restricted
                               Fiscal                                      Underlying            Stock              All Other
Executive Officer               Year           Salary        Bonus           Options             Awards            Compensation
-----------------              ------          ------        -----          ----------         ----------          ------------
Rene M. Hamouth                 1996              $0            $0              --               $51,309                    --


         The shares of Common Stock received by Hamouth were valued at closing market value at the contract date. These shares were issued pursuant to Regulation S of the SEC.

         In March 1995, the Company entered into a two year agreement with its president. The agreement provides that he would assist the Company in the identification and evaluation of prospective merger and acquisition opportunities, and arrange for the financing of such acquisitions and/or mergers.

         In accordance with the agreement, the Company issued the president 2,250,000 shares of the Company's Common Stock for work to be performed in connection with the acquisition of two major companies. Additionally, 1,000,000 shares of common stock were to be issued for each additional acquisition up to a maximum total issuance of 4,250,00 shares of Common Stock.

         The 2,250,000 shares issued to the president were considered by the Board of Directors to be compensation for the period through May 30,1997 and have been prorated and charged to expense accordingly. These shares were issued pursuant to Regulation S of the SEC (pertaining to offers and sales made outside the United States by non-U.S. persons). These shares were valued at $.10 per share, the market value at the contract date.

         The Company has no reimbursement, pension, profit sharing or insurance or medical reimbursement plans covering its officer, or its directors and does not contemplate implementing any such plan at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on December 31,1996, the Company had 3,041,859 shares of Common Stock outstanding. The table below contains information concerning each person who is known by the Company to be beneficial owner of more than five percent of the Company's Common Stock as well as the Company's sole executive officer and director. To the best of the Company's knowledge, no other persons are beneficial owners of five percent or more of the Company's shares.


               Name and Address                       Amount and Nature
             of Beneficial Owner                     Beneficial Ownership                  Percentage
             -------------------                     --------------------                  -----------
         Rene M. Hammouth                                 2,250,000                           74.0%
         53 Thedford Place
         West Valcouver, B.C.
         V7S 1 R9

         James A. Lenec                                     350,000                           11.5%
         535 W. 57th St.
         Vancouver, B.C.
         V6P 1R8

         All directors and officers                       2,250,000                           74.0%
         As a group (one named
         above)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.       Description
              -----------       -----------

                  27            Financial Data Schedule

         (b)  Report on Form 8-K

         None.

                          INDEPENDENT AUDITORS' REPORT


TO:      The Board of Directors
         Net Command Tech, Inc.
              (formerly known as Corsaire, Inc. and Corsaire Snowboard, Inc.) Weston, Florida

         We have audited the accompanying balance sheets of Net Command Tech, Inc. (formerly known as Corsaire, Inc. and Corsaire Snowboard, Inc.), as of December 31, 1998, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Command Tech, Inc. (formerly known as Corsaire, Inc. and Corsaire Snowboard, Inc.) as of December 31, 1998, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         As discussed in Note 6 to the financial statements, the Company did not follow proper procedures for revival and renewal of a dissolved corporation as required under the laws of the State of Delaware. The Company continued to file reports and issue stock under the assumed entities' file number.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered substantial operating losses and has accumulated a deficit of $3,515,965 as at December 31, 1998, which raises substantial doubt about its ability to continue as a going concern. Management plans regarding these matters also are described in Note 7. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

/s/ Strabala, Ramirez & Associates, Inc.
STRABALA, RAMIREZ & ASSOCIATES, INC.
May 6, 1999

                             NET COMMAND TECH, INC.
         (FORMERLY KNOWN AS CORSAIRE, INC. AND CORSAIRE SNOWBOARD, INC.)
                                 BALANCE SHEETS
                     AS OF DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998             1997           1996
                                                                  -----------      -----------    -----------
                                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $        --      $        20    $        35
                                                                  -----------      -----------    -----------

     Total current assets                                                  --               20             35
                                                                  -----------      -----------    -----------

Total Assets                                                      $        --      $        20    $        35
                                                                  ===========      ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities                                                 $        --      $        --    $        --
                                                                  -----------      -----------    -----------


STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, authorized 25,000,000
    shares: 5,784,889, 3,041,859 and 3,041,859
    outstanding in 1998, 1997 and 1996, respectively                    5,785            3,042          3,042
   Paid-in capital                                                  3,510,180        3,076,748      3,076,748
   Prepaid stock-based officer compensation                                --               --        (51,309)
   Accumulated deficit                                             (3,515,965)      (3,079,770)    (3,028,446)
                                                                  -----------      -----------    -----------

     Total Stockholders' Equity                                            --               20             35
                                                                  -----------      -----------    -----------

Total Liabilities and Stockholders' Equity                        $        --      $        20    $        35
                                                                  ===========      ===========    ===========










    The accompanying notes are an integral part of the financial statements.

                             NET COMMAND TECH, INC.
         (FORMERLY KNOWN AS CORSAIRE, INC. AND CORSAIRE SNOWBOARD, INC.)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  1998           1997           1996
                                              -----------    -----------    -----------
Revenues                                      $        --    $        --    $        --
                                              -----------    -----------    -----------

Expenses

  Officers' compensation                               --         51,309         79,941
  Consulting services                                  --             --        522,500
  Legal fees and expenses                         436,175             --        149,822
  Other general and administrative expenses            20             15          5,000
                                              -----------    -----------    -----------

    Total expenses                                436,195         51,324        757,263
                                              -----------    -----------    -----------

  Loss before provision for income taxes         (436,195)       (51,324)      (757,263)

Provision for income taxes                             --             --             --
                                              -----------    -----------    -----------


Net loss                                      $  (436,195)   $   (51,324)   $  (757,263)
                                              ===========    ===========    ===========

Net loss per share                            $     (0.09)   $     (0.02)   $     (0.25)
                                              ===========    ===========    ===========

Weighted average shares outstanding             4,711,426      3,041,859      3,029,999
                                              ===========    ===========    ===========















    The accompanying notes are an integral part of the financial statements.

                             NET COMMAND TECH, INC.
         (FORMERLY KNOWN AS CORSAIRE, INC. AND CORSAIRE SNOWBOARD, INC.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                    COMMON STOCK
                                          ---------------------------------
                                                                 ADDITIONAL                     PREPAID STOCK        TOTAL
                                          NUMBER OF      PAR       PAID-IN      ACCUMULATED     BASED OFFICER    STOCKHOLDERS'
                                           SHARES       VALUE      CAPITAL        DEFICIT       COMPENSATION        EQUITY
                                          ---------     -----    ----------     -----------     -------------    -------------
BALANCE, December 31, 1995                3,189,900   $ 3,190   $ 2,267,359    $ (2,271,183)     $ (131,250)       $ (131,884)
   1/96 Cancellation of shares             (250,000)     (250)          250                                               --
   3/96 Contribution from shareholder                                11,741                                            11,741
   4/96 Stock issued for professional
       services                             145,000       145       797,355                                           797,500
   5/96 Cancellation of shares              (43,041)      (43)           43                                                --
   12/96 Accrued officer compensation                                                                79,941            79,941
    Net loss for year                                                              (757,263)                         (757,263)
                                         ----------   -------   -----------    ------------      ----------        ----------
BALANCE, December 31, 1996                3,041,859     3,042     3,076,748      (3,028,446)        (51,309)               35

 12/97 Accrued officer compensation                                                                  51,309            51,309
    Net loss for year                                                               (51,324)                          (51,324)
                                         ----------   -------   -----------    ------------      ----------        ----------
BALANCE, December 31, 1997                3,041,859     3,042     3,076,748      (3,079,770)             --                20
  1/98 Stock issued for professional
      services                              350,000       350       196,525                                           196,875
  6/98 Stock issued for professional
      services                            2,393,030     2,393       236,907                                           239,300
    Net loss for year                                                              (436,195)                         (436,195)
                                         ----------   -------   -----------    ------------      ----------        ----------
BALANCE, December 31, 1998                5,784,889   $ 5,785   $ 3,510,180    $ (3,515,965)     $       --        $       --
                                         ==========   =======   ===========    ============      ==========        ==========







    The accompanying notes are an integral part of the financial statements.

                             NET COMMAND TECH, INC.
         (FORMERLY KNOWN AS CORSAIRE, INC. AND CORSAIRE SNOWBOARD, INC.)
                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                   1998                1997             1996
                                                                                 ----------          ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (436,195)         $ (51,324)       $ (757,263)
Adjustments to reconcile net loss to net
     cash used in operating activities

       Issuance of common stock for consulting and legal services
           and satisfaction of amounts due officer                                   436,175            51,309           877,441

Changes in assets and liabilities:
       Decrease in accounts payable                                                      --                 --          (137,062)
       Decrease in refundable deposit                                                    --                 --             5,000
                                                                                 ----------          ---------        ----------
Net cash used in operations                                                             (20)               (15)          (11,884)
                                                                                 ----------          ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Contribution from shareholder                                                     --                 --            11,741
                                                                                 ----------          ---------        ----------
   Net cash provided by financing                                                        --                 --            11,741
                                                                                 ----------          ---------        ----------
Net decrease in cash and cash equivalents                                               (20)               (15)             (143)

Cash and cash equivalents beginning of period                                            20                 35               178
                                                                                 ----------          ---------        ----------

Cash and cash equivalents end of period                                          $        0          $      20        $       35
                                                                                 ==========          =========        ==========

Interest and income taxes paid                                                   $       --          $      --        $       --
                                                                                 ==========          =========        ==========






    The accompanying notes are an integral part of the financial statements.

                             NET COMMAND TECH, INC.
         (FORMERLY KNOWN AS CORSAIRE, INC. AND CORSAIRE SNOWBOARD, INC.)
                          NOTES TO FINANCIAL STATEMENTS

(1)      Summary of Significant Accounting Principles.

         Net Command Tech, Inc. (formerly known as Corsaire, Inc.) (the "Company") was incorporated in Delaware in 1994 under the name Acunet Corporation.

         In March 1995, the Company changed its name from Acunet Corporation to Corsaire Snowboard, Inc. The Company became inactive March 1, 1997 and remained so until July 15, 1997 when it was revived in Delaware under the name Corsaire, Inc. The Company changed its name to Net Command Tech, Inc. in May 1999.

         The Company's principal business purpose has been the identification and evaluation of prospective merger and acquisition opportunities.

         The Company's shares are traded in the over-the-counter market.

(a)      CASH AND CASH EQUIVALENTS.

                  Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash and were purchased with maturities of less than three months.

(b)      CURRENCY TRANSLATION.

                  The accompanying financial statements are expressed in U.S. dollars. The Company maintains an office in Fort Lauderdale, Florida and no longer has operations in Canada. Any expenditures and obligations in Canadian currency were translated at the exchange rate prevailing when they were incurred. Assets and liabilities at December 31, 1998, 1997 and 1996, where applicable, have been translated at the year-end exchange rates. There were no significant exchange or translation gains or losses during these years.

(c)      VALUATION OF SHARES ISSUED FOR SERVICES.

                  The Company accounts for stock-based compensation at fair market value, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based compensation.

(d)      BASIC AND DILUTED LOSS PER SHARE.

                  Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the year.

(e)      USE OF ESTIMATES.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect revenues and expenses during the period reported. Estimates are adjusted to reflect actual experience when necessary. Significant estimates are used to account for fair market value of the Company's common stock exchanged for services of consultants and professionals.

(f)      NEW ACCOUNTING STANDARDS.

         Effective January 1, 1998, Corsaire adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for defining operating segments and for reporting information about operating segments in financial statements. It also establishes standards for related disclosures about products, geographic areas, and major customers. The Company's reportable operating segments did not change as a result of adopting SFAS 131.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement, which is effective January 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. This statement is not expected to have a significant effect on the Company's financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities." This statement is effective for 1999, but is not expected to have a significant effect on the Company's financial statements.

(2) Related Party Information.

         (a) In January 1994, a company affiliated with the president of the Company at that time received 289,867 shares of common stock in exchange for payments of filing fees for the Company.

         (b) In March 1995, the Company entered into a two-year agreement with the president of the Company at that time. The agreement provided that he would assist the Company in the identification and evaluation of prospective merger and acquisition opportunities, and arrange for the financing of such acquisitions and/or mergers. No such merger or acquisition occurred, nor were any financing arrangements made during that time. In accordance with the agreement, the Company issued 2,250,000 shares of common stock to the then president. These 2,250,000 shares were recorded as compensation for the period through May 30, 1997, and have been prorated and charged to expense accordingly. These shares have been valued at $.10 per share, the fair market value at the contract date. The Company did not issue the appropriate Forms 1099 or W-2 at the time of the transaction.

         (c) The Company, from time to time, issued 2,743,430 shares in exchange for services. These shares were valued at $.06 per share (350,000) and $.10 per share (2,393,030).

(3)      Consulting and Legal Services.

         In 1996 and 1998, the Company issued common stock to various individuals, including consultants and the Company's general counsel for legal services. These shares have been valued at the bid price at the dates of issuance. Of the 495,000 shares issued, the fair market value of shares of $522,500 was for consulting services and $471,875 was for legal fees and expenses.

         See 2(c) above.

(4)      Provision for Income Taxes.

         The Company has had net operating losses during the years ending December 31, 1996, 1997 and 1998. These losses were predominantly non-cash exchanges of stock for services which were not reported to the Internal Revenue Service. As such, they would not be deductible for tax purposes until declared as compensation by the recipients. Therefore no income tax expense (benefit) has been recorded by the Company.

(5)      Subsequent Events.

         On February 19, 1999, Baraka Intracom, Inc., a California corporation, sold certain assets, consisting primarily of intellectual property, to a subsidiary of the Company. The price for these assets was $510,000, based on $10,000 cash and the stipulated value of 50,000 shares of the Company at $10.00 per share. Of this value the purchase agreement allocated $450,000 to the intellectual property, including software, a license agreement, trademarks and other property. The remaining $50,000 is consideration for a 5-year non-competition provision of the agreement.

         On February 19, 1999, fifty-one percent (51%) of Modern Telenet Limited was purchased by the Company. Modern Telenet Limited, a corporation in England and Wales, was founded on January 13, 1999 and was established with capital of 50,000 British Pounds divided between 24,500 A shares and 25,500 B shares at one British Pound per share. The Company bought the 25,500 B shares. Additionally, the Company is obligated under an option agreement to purchase the 24,500 A shares from the holder of the stock or assignees, at a price that the founder of Modern Telenet Limited and the Company may agree or, failing agreement, a formula based on net income of Modern Telenet Limited. The business of this Company and the technology acquired are known as video streaming which allows a computer the ability to transmit video and audio signals over the Internet.

         On February 19, 1999, the Company signed an exclusive distribution agreement with Modern Telenet Limited, providing for certain specific non-US Territories.

         As part of the acquisition, the Company signed an agreement with a bank to obtain the release of the security interest granted in the bank's favor over certain assets of Modern Telenet Limited and Baraka Intracom, Inc. In return, the Company issued 1,005,000 fully paid shares of common stock to the bank pursuant to the bank's rights as pledgee and issued an additional 20,000 shares of common stock to the bank to be held by the bank (or its nominee) absolutely and beneficially. The bank also received an assignment, by way of security, and all rights under a put option in respect of the remaining 49% interest (not owned by the Company) in the share capital of Modern Telenet Limited. Modern Telenet Limited, along with other entities, are joint guarantors of debts of certain parties related to the former principal shareholder of Modern Telenet Limited in the amount of $34,691,800. Finally, in connection with this transaction the Company issued 1,983,750 shares to an affiliate of the former principal shareholder of Modern Telenet Limited.

         The Company has assigned a nominal value to the assets purchased in this acquisition. The Company intends to appraise the intellectual property and assign an appropriate value as a result of the appraisal.

         On April 26, 1999, the Company entered into an agreement, subsequently amended in May, to acquire the issued and outstanding common stock of Satellite Access Systems, Inc. ("SAS"), a privately held Florida corporation with its principal place of business in St. Petersburg, Florida, in exchange for 2,352,942 shares of common stock. This transaction is conditioned upon the completion of due diligence by the Company of SAS's intellectual property, no later than June 10, 1999. SAS is involved in the development of ultra high speed satellite and Internet communications software and protocols for the world wide transmission of voice, data and video signals.

(6)      Status of Entity.

         During the course of preparing the delinquent Forms 10-QSB and Forms 10-KSB for the period December 1, 1996 through December 31, 1998 and the 10-QSB for the quarter ended March 31, 1999, present management uncovered the following:

(i) that the State of Delaware requires that the revival and renewal of a Certificate of Incorporation of an administratively dissolved corporation be effectuated through the execution and filing of a certificate on the authority of those who were the directors of the corporation at the time of its expiration;

(ii) that the prior management's president (Paul L. Parshall) apparently did not file such a certificate, but instead filed an original Certificate of Incorporation under the same name as the dormant corporation which was to have been revived (Acunet Corporation) and continued to file reports with the SEC under the SEC file number of the non-revived company;

(iii) that the prior president had, on other occasions, incorporated new companies with the same name as dissolved (or dormant) companies that had common stock registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), continued to file reports under the non-revived companies' file number, and in the process, issued a significant amount of shares in these companies to himself; and

(iv) that in September 1996, the Company's prior president until March, 1995, had been enjoined by the United States District Court, Utah (SEC v. Axiom Securities Solutions, Inc. and Paul L. Parshall, Civil Action No. 2-96CV-08245J) from violating the anti-fraud provisions of the federal securities laws and was barred from serving as an officer or director of a company filing reports with the SEC. In addition, in September 1996, he was the subject of administrative proceedings before the SEC barring him from participating in penny stock offerings and association with a broker/dealer, investment company, investment advisor, transfer agent or municipal securities dealer.

         The Company, validly existing as a corporation under Delaware law, while continuing to report under SEC File No. 0-17772, has determined to file a Form 10-SB covering its common stock in order to properly register its common stock under the Exchange Act and correct the existing deficiency.

(7)      Going Concern.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in the current year. In addition, the Company has used substantial amounts of working capital in its operations. On December 31, 1998, the Company had an accumulated deficit of $3,515,965.

         In view of these matters, the ability of the Company to continue its operations is dependent upon its ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to fulfill the Company's financing requirements will provide the opportunity for the Company to continue as a going concern.

(8)      Contingent liabilities.

         Subsequent to the year end, a complaint was filed in the state court and the Company has received unfiled complaints seeking ordinary and punitive damages from the Company from various parties. Management, in consultation with its legal counsel, believes that these claims are without merit; therefore, the likelihood of an unfavorable outcome is remote and will not affect the Company's financial position.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NET COMMAND TECH, INC.




Date:  May 24, 1999                   By: /s/ Rene M. Hamouth
                                          -------------------------------------
                                          Rene M. Hamouth
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                              TITLE                                         DATE
          ---------                              -----                                         ----

/s/ Rene M. Hamouth                     Chairman of the Board                               May 24, 1999
-------------------------------         Chief Operating Officer
Rene M. Hamouth                          Treasurer (Principal
                                       Financial and Accounting
                                          Officer), Secretary
