Form 10QSB
period 1997-01-31
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________.

                         Commission File Number 0-17772

                                 CORSAIRE, INC.
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

            DELAWARE                                             56-0672633
---------------------------------                           -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

                           62 Indian Trace, Suite 286
                                Weston, FL 33326
                    ----------------------------------------
                    (Address of principal executive offices)

                            CORSAIRE SNOWBOARD, INC.
                            ------------------------
                                 (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes                                  No    X*
                           --------                           ---------

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997: 3,041,859 shares of common stock, $0.001 par value per share.


See Financial Statements Footnote 2.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

                                  FORM 10-QSB

                               TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                                               Part I

Item 1.       Financial Statements......................................................................1

     Balance Sheets (Unaudited) As of March 31, 1997 and December 31, 1996..............................2

     Statement of Operations (Unaudited) for the Three Month Periods ended
              March 31, 1997 and March 31, 1996.........................................................3

     Statement of Changes in Stockholders' Equity (Unaudited) for the Three
              Month Periods ended March 31, 1997 and March 31, 1996.....................................4

     Statement of Cash Flows (Unaudited) for the Three Month Periods ended
              March 31, 1997 and March 31, 1996.........................................................5

    Notes to Financial Statements (Unaudited) for the Three Month Periods ended
              March 31, 1997 and March 31, 1996.........................................................6

Item 2:       Management's Discussion and Analysis or Plan of Operation.................................8

                                                 Part II

Item 1.       Legal Proceedings.........................................................................9

Item 2.       Changes in Securities.....................................................................9

Item 3.       Defaults Upon Senior Securities...........................................................9

Item 4.       Submission of Matters to Vote of Security Holders.........................................9

Item 5.       Other Information.........................................................................9

Item 6.       Exhibits and Reports on Form 8-K..........................................................9

Signatures    .........................................................................................10


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows (unaudited) include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for the full year.

         The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

                           BALANCE SHEETS (UNAUDITED)
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                        March 31,         December 31,
                                                                          1997               1996
                                                                      -----------         ------------
                              ASSETS
Current Assets
         Cash and cash equivalents                                    $        20         $        35
                                                                      -----------         -----------
                  Total Current Assets                                         20                  35
                                                                      -----------         -----------
         Total Assets                                                          20                  35
                                                                      ===========         ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued liabilities                               0                   0
                                                                      -----------         -----------
                  Total Current Liabilities                                     0                   0
                                                                      -----------         -----------
         Total Liabilities                                                      0                   0
                                                                      ===========         ===========
Stockholders' Equity
         Common Stock, $0.001 par value, authorized
         25,000,000 shares: 3,041,859 and 3,041,859 issued and
         outstanding on March 31, 1997 and December 31, 1996,
         respectively                                                       3,042               3,042
         Paid-in capital                                                3,076,748           3,076,748
         Prepaid stock-based officer compensation                               0             (51,309)
         Accumulated deficit                                           (3,079,770)         (3,028,446)
                                                                      -----------         -----------
         Total Stockholders' Equity                                            20                  35
                                                                      ===========         ===========
Total Liabilities and Stockholders' Equity                            $        20         $        35
                                                                      ===========         ===========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

     STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED
                       MARCH 30, 1997 AND MARCH 31, 1996


                                                   For the Three Month Period
                                                             Ended
                                                 ------------------------------
                                                   March 31,          March 31,
                                                     1997               1996
                                                 -----------         -----------
Revenues                                         $         0         $         0
                                                 ===========         ===========
Expenses
Officers' compensation                                51,309                   0
Consulting services                                        0                   0
Legal fees and expenses                                    0              38,437
Other general and administrative expenses                 15                   0
                                                 -----------         -----------
Total expenses                                        51,324              38,437
                                                 -----------         -----------
Loss before provision for taxes                      (51,324)            (38,437)
Provision for income taxes                                 0                   0
                                                 -----------         -----------
Net loss                                             (51,324)            (38,437)
                                                 ===========         ===========
Net loss per share                               $     (0.02)        $     (0.01)
                                                 ===========         ===========
Weighted average shares outstanding                3,041,859           3,189,000
                                                 ===========         ===========




                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTH
                PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996


                                           Common Stock
                          --------------------------------------------
                                                           Additional                                                   Total
                            Number of        Par            Paid-in          Accumulated         Subscription        Stockholders'
                             Shares         Value           Capital            Deficit            Receivable             Equity
                            ---------       ------         ----------        ------------        -------------       -------------
      Balance,
   March 31, 1996           3,189,900       $3,190         $2,279,243       $  (2,309,620)        $   (131,250)      $    (158,437)
                            ---------       ------         ----------       -------------         ------------       -------------

      Balance,
   March 31, 1997           3,041,859       $3,042         $3,076,748       $  (3,079,770)        $                  $          20
                            =========       ======         ==========       =============         ============       =============




                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

      STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTH PERIOD ENDED
                       MARCH 31, 1997 AND MARCH 31, 1996


                                                            March 31, 1997   March 31, 1996
                                                            --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                             $(51,324)        $(38,437)
         Adjustments to reconcile net loss to net cash
                  used for operating activities
         Issuance of common stock for consulting and
                  legal services and satisfaction of
                  amounts due officer                           51,309                0
         Changes in assets and liabilities:
                  Decrease in accounts payable                       0           26,553
                                                              --------         --------
         Cash used from operations                                 (15)         (11,884)
                                                              ========         ========
CASH FLOWS FROM FINANCING ACTIVITIES:
         Contributions from shareholder                              0                0
         Cash used for financing activities                          0                0
         Proceeds from paid-in capital                               0           11,884
                                                              --------         --------
              Cash provided by financing activities                  0           11,884
Decrease in cash                                                   (15)               0
CASH AND CASH EQUIVALENTS, beginning of period                      35              178
                                                              ========         ========
CASH AND CASH EQUIVALENTS, end of period                      $     20         $    178
                                                              ========         ========




                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                  (formerly known as Corsaire Snowboard, Inc.)

  NOTES TO FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED
                       MARCH 31, 1997 AND MARCH 31, 1996

(1) Summary of Significant Accounting Principles

         Corsaire, Inc. (formerly known as Corsaire Snowboard, Inc.) (the "Company") was incorporated in Delaware in 1987 under the name Acunet Corporation. It became inactive in 1990, and there are no corporate records or minutes available to document the activities of the corporation until January 1994.

         In January 1994, the Company reestablished good standing with the State of Delaware, and brought current the filings required by the Securities and Exchange Commission (the "SEC").

         In March 1995, the Company changed its name from Acunet Corporation to Corsaire Snowboard, Inc., with offices in Canada. The Company became inactive on March 1, 1997.

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

         (b) CURRENCY TRANSLATION.

         The accompanying financial statements are expressed in U.S. dollars. The Company maintains an office in Fort Lauderdale, Florida and no longer has operations in Canada. Any expenditures and obligations in Canadian currency were translated at the exchange rate prevailing when they were incurred. Assets and liabilities at December 31, 1996 where applicable, have been translated at the year-end exchange rates. There were no significant exchange or translation gains or losses during these years.

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

(2) STATUS OF ENTITY

         During the course of preparing the delinquent Forms 10-QSB and Forms 10-KSB for the period from December 31, 1996 through December 31, 1998, and the 10-QSB for the quarter ended March 31, 1999, present management uncovered the following:

                  (1) that the State of Delaware requires that the revival and renewal of a Certificate of Incorporation of an administratively dissolved corporation be effectuated through the execution and filing of a certificate on the authority of those who were the directors of the corporation at the time of its expiration;

                  (2) that Mr. Parshall apparently did not file such a certificate, but instead filed an original Certificate of Incorporation under the same name as the dormant corporation which was to have been revived (i.e. Acunet) and then continued to file reports with the SEC under the SEC file number of the non-revived company;

                  (3) that Mr. Parshall had, on other occasions, incorporated new companies with the same name as dissolved (or dormant companies) that had common stock registered under Section 12(g) of the Exchange Act, continued to file reports under the non-revived companies' file number, and in the process, issued a significant amount of shares in these companies to himself; and

                  (4) that in September 1996, Mr. Parshall had been enjoined by the United States District Court of Utah (SEC v. Axiom Securities Solutions, Inc. and Paul L. Parshall, Civil Action No. 2-96CV-08245J) from violating the anti-fraud provisions of the federal securities laws and was barred from serving as an officer or director of a company filing reports with the SEC. In addition, in September 1996, he was the subject of administrative proceedings before the SEC barring him from participating in penny stock offerings and association with a broker/dealer, investment company, investment advisor, transfer agent or municipal securities dealer.

         The Company, validly existing as a corporation under Delaware law, while continuing to report under SEC File No. 0-17772, has determined to file a Form 10-SB covering its common stock in order to properly register its common stock under the Exchange Act and correct the existing deficiency.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             The Company is an inactive company and had limited operations during the quarter ended March 31, 1997. The Company had no revenue during the three months ended March 31, 1997 but did incur expenses in compensating its officer for services rendered to the Company. Similarly, in the same period in 1996, the Company had no revenues but incurred expenses for legal fees relating to corporate matters. Substantially all of the expenses during the three month periods ended March 31, 1997 and 1996 were paid through the issuance of stock of the Company.

                                    PART II

ITEM 1.           LEGAL PROCEEDINGS:

                  None.

ITEM 2.           CHANGES IN SECURITIES:

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5.           OTHER INFORMATION:

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  a.       Exhibits:

                           Exhibit No.                   Description
                           -----------                   ------------
                               27                        Financial Data Schedule

                  b. Reports on Form 8-K:

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORSAIRE, INC.

Dated:  May 24, 1999



                                 By: /s/ Robert I. Chalnick
                                     ------------------------------------------
                                     Robert I. Chalnick
                                     Vice President and Chief Executive Officer