Form 10QSB
period 1997-06-30
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                      Yes                                   No    X*
                         --------                              --------

         Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997: 3,041,859 shares of common stock, $0.001 par value per share.



*See Financial Statements Footnote 2

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

                                  FORM 10-QSB

                               TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
                                                  Part I

Item 1.       Financial Statements......................................................................1

     Balance Sheets (Unaudited) As of June 30, 1997 and December 31, 1996...............................2

     Statement of Operations (Unaudited) for the Six Month Periods ended
         June 30, 1997 and June 30, 1996................................................................3

     Statement of Changes in Stockholders' Equity (Unaudited) for the Six Month
         Periods ended June 30, 1997 and June 30, 1996..................................................4

     Statement of Cash Flows (Unaudited) for the Six Month Periods ended
         June 30, 1997 and June 30, 1996................................................................5

    Notes to Financial Statements (Unaudited) for the Six Month Periods ended
         June 30, 1997 and June 30, 1996................................................................6

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

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

                           BALANCE SHEETS (UNAUDITED)
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                                     June 30,           December 31,
                                                                                      1997                 1996
                                                                                    -----------        -------------
                              ASSETS
Current Assets
         Cash and cash equivalents                                                  $        20         $        35
                                                                                    -----------         -----------
                  Total Current Assets                                                       20                  35
                                                                                    -----------         -----------
         Total Assets                                                                        20                  35
                                                                                    ===========         ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued liabilities                                             0                   0
                                                                                    -----------         -----------
                  Total Current Liabilities                                                   0                   0
                                                                                    -----------         -----------
         Total Liabilities                                                                    0                   0
                                                                                    ===========         ===========
Stockholders' Equity
         Common Stock, $0.001 par value, authorized 25,000,000 shares:
         3,041,859 and 3,041,859 issued and outstanding on June 30, 1997 and
         December 31, 1996, respectively                                                  3,042               3,042
         Paid-in capital                                                              3,076,748           3,076,748
         Prepaid stock-based officer compensation                                             0             (51,309)
         Accumulated deficit                                                         (3,079,770)         (3,028,446)
                                                                                    -----------         -----------
         Total Stockholders' Equity                                                          20                  35
                                                                                    ===========         ===========
Total Liabilities and Stockholders' Equity                                          $        20         $        35
                                                                                    ===========         ===========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

      STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996


                                                 FOR THE THREE MONTH PERIOD             FOR THE SIX MONTH PERIOD
                                                           ENDED                                 ENDED
                                               -------------------------------     --------------------------------
                                               JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1997      JUNE 30, 1996
                                               -------------     -------------     -------------      -------------
Revenues                                        $         0       $         0       $         0        $         0
                                                ===========       ===========       ===========        ===========
Expenses
Officers' compensation                                    0                 0            51,309                  0
Consulting services                                       0                 0                --             95,000
Legal fees and expenses                                   0                 0                --             60,515
Other general and administrative expenses                 0                 0                15                  0
                                                -----------       -----------       -----------        -----------
Total expenses                                            0                 0            51,324            155,515
                                                -----------       -----------       -----------        -----------
Loss before provision for taxes                           0                 0           (51,324)          (155,515)
                                                -----------       -----------       -----------        -----------
Provision for income taxes                                0                 0                 0                  0
                                                -----------       -----------       -----------        -----------
Net loss                                                  0                 0           (51,324)          (155,515)
                                                ===========       ===========       ===========        ===========
Net loss per share                              $      0.00       $      0.00       $     (0.02)       $     (0.05)
                                                ===========       ===========       ===========        ===========
Weighted average shares outstanding               3,041,859         3,291,859         3,041,859          3,291,859
                                                ===========       ===========       ===========        ===========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTH
                 PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                           Common Stock
                          -----------------------------------------------
                                                           Additional                                                      Total
                            Number of         Par            Paid-in            Accumulated         Subscription       Stockholders'
                             Shares          Value           Capital              Deficit            Receivable            Equity
                          --------------    ---------    ----------------    ------------------    ----------------    -------------
      Balance,
   June 30, 1996           3,291,859        $3,292         $ 2,495,423         $ (2,426,698)         $ (131,250)          $ (59,233)
                           ---------        ------         -----------         ------------          ----------           ---------

      Balance,
   June 30, 1997           3,041,859        $3,042         $ 3,076,748         $ (3,079,770)                              $      20
                           ---------        ------         -----------         ------------          ----------           ---------





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

 STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTH PERIOD ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996

                                                                June 30, 1997    June 30, 1996
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                $ (51,324)       $(155,515)
         Adjustments to reconcile net loss to net cash
                  used for operating activities
         Issuance of common stock for consulting and
                  legal services and satisfaction of
                  amounts due officer                               51,309                0
               Changes in assets and liabilities:
                   Decrease in accounts payable                          0          (72,651)
                                                                 ---------        ---------
         Cash used from operations                                     (15)        (228,166)
                                                                 =========        =========

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from Common Stock                                      0              145
         Proceeds from Paid-in Capital                                   0          228,114
         Used for Paid-in Capital                                        0              (50)
         Used for Common Stock                                           0              (43)
                                                                 ---------        ---------
         Cash used from financing activities                             0          288,166
                                                                 =========        =========
Decrease in cash                                                       (15)               0
CASH AND CASH EQUIVALENTS, beginning of period                          35              178
                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                         $      20        $     178
                                                                 =========        =========



                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                  (formerly known as Corsaire Snowboard, Inc.)

   NOTES TO FINANCIAL STATEMENTS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996

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

         In March 1995, the Company changed its name from Acunet Corporation to Corsaire Snowboard, Inc., with offices in Canada. The Company became inactive on March 1, 1997 and remained so until July 15, 1997 when it was revived in Delaware under the name Corsaire, Inc.

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

         (b) CURRENCY TRANSLATION.

         The accompanying financial statements are expressed in U.S. dollars. The Company maintains an office in Fort Lauderdale, Florida and no longer has operations in Canada. Any expenditures and obligations in Canadian currency were translated at the exchange rate prevailing when they were incurred. Assets and liabilities at December 31, 1996, where applicable, have been translated at the year-end exchange rates. There were no significant exchange or translation gains or losses during these years.

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

(2)      STATUS OF ENTITY.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             The Company is an inactive company and had limited operations during the quarter ended June 30, 1997. During the three month period ended June 30, 1997 and 1996, the Company had no revenue and incurred no expenses. The Company had no revenue during the six month period ended June 30, 1997 but did incur expenses relating to compensation to one of its officers. In the same period in 1996, the Company had no revenue but did incur expenses relating to consulting and legal fees. Substantially all of the expense during each period were paid through the issuance of stock of the Company.

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

                  None.

ITEM 5.           OTHER INFORMATION:

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  a.       Exhibits:


                           Exhibit No.       Description
                           -----------       -----------

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