Form 10QSB
period 1997-09-30
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

            DELAWARE                                            56-0672633
--------------------------------                            -------------------
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

         Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997: 3,041,859 shares of common stock, $0.001 par value per share.


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

                                  FORM 10-QSB

                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
                                                  Part I

Item 1.       Financial Statements......................................................................1

     Balance Sheets (Unaudited) As of September 30, 1997 and December 31, 1996..........................2

     Statement of Operations (Unaudited) for the Nine Month Periods ended
           September 30, 1997 and September 30, 1996....................................................3

     Statement of Changes in Stockholders' Equity (Unaudited) for the Nine
           Month Periods ended September 30, 1997 and September 30, 1996................................4

     Statement of Cash Flows (Unaudited) for the Nine Month Periods ended
           September 30, 1997 and  September 30, 1996...................................................5

     Notes to Financial Statements (Unaudited) for the Nine Month Periods ended
           September 30, 1997 and September 30, 1996....................................................6

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

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

                           BALANCE SHEETS (UNAUDITED)
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                     September 30,       December 31,
                                                                         1998                1996
                                                                     -------------       ------------
                              ASSETS
Current Assets
         Cash and cash equivalents                                    $        20         $        35
                                                                      -----------         -----------
                  Total Current Assets                                         20                  35
                                                                      -----------         -----------
         Total Assets                                                          20                  35
                                                                      ===========         ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued liabilities                               0                   0
                                                                      -----------         -----------
                  Total Current Liabilities                                     0                   0
                                                                      -----------         -----------
         Total Liabilities                                                      0                   0
                                                                      ===========         ===========
Stockholders' Equity
         Common Stock, $0.001 par value, authorized
         25,000,000 shares: 3,041,859 and 3,041,859 issued and
         outstanding on September 30, 1997 and December 31,
         1996, respectively                                                 3,042               3,042
         Paid-in capital                                                3,076,748           3,076,748
         Prepaid stock-based officer compensation                               0             (51,309)
         Accumulated deficit                                           (3,079,770)         (3,028,446)
                                                                      -----------         -----------
         Total Stockholders' Equity                                            20                  35
                                                                      ===========         ===========
Total Liabilities and Stockholders' Equity                            $        20         $        35
                                                                      ===========         ===========




                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

      STATEMENT OF OPERATIONS (UNAUDITED) FOR THE NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                  FOR THE THREE MONTH PERIOD             FOR THE NINE MONTH PERIOD
                                                             ENDED                                   ENDED
                                                ---------------------------------      ----------------------------------
                                                 SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,
                                                    1997               1996                1997                1996
                                                -------------       -------------      -------------       --------------
Revenues                                         $         0        $         0         $         0         $         0
                                                 ===========        ===========         ===========         ===========
Expenses
Officers' compensation                                     0                  0              51,309                   0
Consulting services                                        0                  0                   0              95,000
Legal fees and expenses                                    0             21,997                   0              82,512
Other general and administrative expenses                  0                  0                  15              11,355
                                                 -----------        -----------         -----------         -----------
Total expenses                                             0             33,352              51,324             188,867
                                                 -----------        -----------         -----------         -----------
Loss before provision for taxes                            0            (33,352)            (51,324)           (188,867)
                                                 -----------        -----------         -----------         -----------
Provision for income taxes                                 0                  0                   0                   0
                                                 -----------        -----------         -----------         -----------
Net loss                                                   0            (33,352)            (51,324)           (188,867)
                                                 ===========        ===========         ===========         ===========
Net loss per share                               $         0        $     (0.01)        $     (0.02)        $     (0.06)
                                                 ===========        ===========         ===========         ===========
Weighted average shares outstanding                3,041,859          3,029,999           3,041,859           3,029,999
                                                 ===========        ===========         ===========         ===========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTH
            PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


                                           COMMON STOCK
                          -----------------------------------------------
                                                           Additional                                                     Total
                            Number of         Par            Paid-in          Accumulated         Subscription       Stockholders'
                             Shares          Value           Capital            Deficit            Receivable           Equity
                            ---------       -------       -----------         ------------        -------------      -------------
      Balance,
 September 30, 1997         3,291,859       $3,292        $2,495,423         $  (2,460,050)        $   (131,250)      $   (92,585)
                            ---------       ------        ----------         -------------         ------------       -----------

      Balance,
 September 30, 1996         3,041,859       $3,042        $3,076,748         $  (3,079,770)        $          0       $        20
                            =========       ======        ==========         =============         ============       ===========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

      STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTH PERIOD ENDED
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996



                                                              September 30,     September 30,
                                                                  1997             1996
                                                              -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                             $ (51,324)        $(188,867)
         Adjustments to reconcile net loss to net cash
                  used for operating activities
         Issuance of common stock for consulting and
                  legal services and satisfaction of
                  amounts due officer                            51,309                --
         Changes in assets and liabilities:
                  Decrease in accounts payable                        0           (39,299)
                                                              ---------         ---------
         Cash used from operations                                  (15)         (228,166)
                                                              =========         =========
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock                                   0               145
         Proceeds from paid-in capital                                            228,114
         Used for paid-in capital                                                     (43)
         Used for paid-in capital                                                     (50)
                                                              ---------         ---------
         Cash used from financial activities                          0           228,166
                                                              =========         =========
Decrease in cash                                                    (15)                0
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, beginning of period                       35               178
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                      $      20         $     178
                                                              =========         =========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                  (formerly known as Corsaire Snowboard, Inc.)

   NOTES TO FINANCIAL STATEMENTS (UNAUDITED) FOR THE NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             The Company is an inactive company and had limited operations during the quarter ended September 30, 1997. The Company had no revenue during the three month period ended September 30, 1997. The Company did not have expenses during that period, unlike in the same period in 1996 in which the Company incurred expenses in connection with consulting and legal services received. The Company had no revenue during the nine months ended September 30, 1997 but did incur expenses relating to compensation for its officer. Similarly, in the same period in 1996, the Company had no revenue but incurred expenses relating to consulting and legal fees for various corporate matters. Substantially all of the expenses during the nine month periods ended September 30, 1997 and 1996 were paid through the issuance of stock of the Company.

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