Form 10KSB
period 1997-12-31
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1997             Commission File No. 0-17772

                                 CORSAIRE, INC.
                        (F/K/A CORSAIRE SNOWBOARD, INC.)

        State of Delaware                                55-0672633
--------------------------------              --------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

               62 INDIAN TRACE, SUITE 286, WESTON, FLORIDA       33326
              --------------------------------------------     ----------
                (Address of principal executive offices)       (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
--------------------                  -----------------------------------------
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

                             (1) Yes        No  X*
                                    ----       ----
                             (2) Yes        No  X*
                                    ----       ----

         The Registrant's revenues for its most recent fiscal year were $0. As of December 31, 1997, 3,041,859 shares of the Registrant's common stock were issued and outstanding.
                                                     Total No. of Pages:  17
                                                                         ----
         * See Financial Statement Footnote 6

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

Item 10.     Executive Compensation...........................................................................3

Item 11.     Security Ownership of Certain Beneficial Owners and Management...................................4

Item 12.     Certain Relationships and Related Transactions...................................................4

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

         As of December 31, 1997, there were 577 shareholders of record, holding 3,041,859 shares of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has been inactive and has had limited operations. The Company had no revenues in 1997 and 1996, but incurred expenses in connection with various corporate matters. Substantially all of the expenses in 1997 and 1996 were satisfied through issuances of Common Stock.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)  Identification of Directors and Executive Officers.


               NAME                AGE                POSITION                       PERIOD OF SERVICE
               ----                ---                --------                       -----------------
         Rene M . Hamouth           48            President/Director                     March 1995

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

         (b)  Compliance with 16(a) of the Exchange Act

         The Exchange Act requires all executive officers and directors to report any changes in the ownership of Common Stock of the Company to the SEC and the Company. Management's review and representation indicates all reports that were required to be filed in 1997 were so filed.

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table.

         The following table sets forth information for the year ended 1997, concerning compensation paid to the Company's president/director for services rendered to the Company during the fiscal year ended December 31, 1997. No other executive officer's compensation exceeded $100,000 for the year.


                                                                            Securities           Restricted
                               Fiscal                                       Underlying             Stock              All Other
Executive Officer               Year            Salary        Bonus           Options              Awards            Compensation
-----------------              ------           ------        -----         ----------           ---------           ------------
Rene M. Hamouth                 1997              $0            $0              --                $51,309                 --


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on December 31,1997, the Company had 3,041,859 shares of Common Stock outstanding. The table below contains information concerning each person who is known by the Company to be beneficial owner of more than five percent of the Company's Common Stock as well as the Company's sole executive officer and director. To the best of the Company's knowledge, no other persons are beneficial owners of five percent or more of the Company's shares.



             Name and Address                           Amount of                         Percent
           of Beneficial Owner                     Beneficial Ownership                   of Class
           -------------------                     --------------------                   --------
          Rene M. Hammouth                               2,250,000                           74%
          53 Thedford Place
          West Valcouver, B.C.
          V7S 1 R9

          All directors and officers                     2,250,000                           74%
          As a group (one named
          above)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

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


                                      CORSAIRE, INC.



Date:  May 24, 1999                   By: /s/ Rene M. Hamouth
                                         --------------------------------------
                                         Rene M. Hamouth
                                         President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----
/s/ Rene M. Hamouth             Chairman of the Board             May 24, 1999
---------------------------    Chief Operating Officer
                                Treasurer (Principal
                               Financial and Accounting
                                 Officer), Secretary