Form 10QSB
period 1998-03-31
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                           62 Indian Trace, Suite 286
                                Weston, FL 33326
                    ---------------------------------------
                    (Address of principal executive offices)

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

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: 3,391,859 shares of common stock, $0.001 par value per share.



*See Financial Statements Footnote 2

                                 CORSAIRE, INC.

                      (FORMERLY CORSAIRE SNOWBOARD, INC.)
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
                                                  Part I

Item 1.       Financial Statements......................................................................1

     Balance Sheets (Unaudited) As of March 31, 1998 and December 31, 1997..............................2

     Statement of Operations (Unaudited) for the Three Month Periods ended
              March 31, 1998 and March 31, 1997.........................................................3

     Statement of Changes in Stockholders' Equity (Unaudited) for the Three
              Month Periods ended March 31, 1998 and March 31, 1997.....................................4

     Statement of Cash Flows (Unaudited) for the Three Month Periods ended
              March 31, 1998 and March 31, 1997.........................................................5

     Notes to Financial Statements (Unaudited) for the Three Month Periods ended
              March 31, 1998 and March 31, 1997.........................................................6

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

         The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for December 31, 1997.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

                           BALANCE SHEETS (UNAUDITED)
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                     March 31, 1998          December 31, 1997
                                                                    -----------------        ------------------
                              ASSETS
Current Assets
         Cash and cash equivalents                                     $         0              $        20
                                                                       -----------              ------------
                  Total Current Assets                                           0                        20
                                                                       -----------              ------------
               Total Assets                                                      0                        20
                                                                       ===========              ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued liabilities                                0                         0
                                                                       -----------              ------------
                  Total Current Liabilities                                      0                         0
                                                                       -----------              ------------
         Total Liabilities                                                       0                         0
                                                                       ===========              ============
Stockholders' Equity
         Common Stock, $0.001 par value, authorized
          25,000,000 shares: 3,391,859 and 3,041,859 issued and
          outstanding in March 31, 1998 and December 31, 1997,
          respectively                                                       3,392                     3,042
         Paid-in capital                                                 3,273,273                 3,076,748
         Accumulated deficit                                            (3,276,665)               (3,079,770)
                                                                       -----------              ------------
         Total Stockholders' Equity                                              0                        20
                                                                       ===========              ============
Total Liabilities and Stockholders' Equity                             $         0              $         20
                                                                       ===========              ============




                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

     STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED
                       MARCH 31, 1998 AND MARCH 31, 1997

                                                       March 31, 1998        March 31, 1997
                                                       --------------        --------------
Revenues                                                 $        0            $        0
                                                         ==========            ==========
Expenses
Officers' compensation                                            0                51,309
Consulting services                                               0                     0
Legal fees and expenses                                     196,875                     0
Other general and administrative expenses                        20                    15
                                                         ----------            ----------
Total expenses                                              196,895                51,324
                                                         ----------            ----------
Loss before provision for taxes                            (196,895)              (51,324)
Provision for income taxes                                        0                     0
                                                         ----------            ----------
Net loss                                                   (196,895)              (51,324)
                                                         ==========            ==========
Net loss per share                                       $    (0.06)           $    (0.02)
                                                         ==========            ==========
Weighted average shares outstanding                       3,216,859             3,041,859
                                                         ==========            ==========








                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTH
                PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                           COMMON STOCK
                          -----------------------------------------------
                                                           Additional                                                     Total
                            Number of         Par            Paid-in          Accumulated         Subscription        Stockholders'
                             Shares          Value           Capital            Deficit            Receivable             Equity
                            ---------        -----        -----------         -----------         ------------        -------------
      Balance,
   March 31, 1997           3,041,859       $3,042        $3,076,748         $  (3,028,446)            $(51,309)         $   35
                            ---------       ------        ----------         -------------             --------          ------

      Balance,
   March 31, 1998           3,391,859       $3,392        $3,273,273         $  (3,276,665)                              $    0
                            ---------       ------        ----------         -------------             --------          ------





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

        STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTH PERIODS
                    ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                                                            March 31, 1998            March 31, 1997
                                                                            --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                             $(196,895)                 $(51,324)
         Adjustments to reconcile net loss to net cash
                  used for operating activities
         Issuance of common stock for consulting and
                  legal services and satisfaction of
                  amounts due officer                                           196,875                    51,309
                                                                              ---------                  --------
         Cash used from operations                                                  (20)                      (15)
                                                                              ---------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Contributions from shareholder                                               0                         0
                                                                              ---------                  --------
         Cash used from financial activities                                          0                         0

Decrease in cash                                                                    (20)                      (15)
CASH AND CASH EQUIVALENTS, beginning of period                                       20                        35
                                                                              ---------                  --------
CASH AND CASH EQUIVALENTS, end of period                                      $       0                  $     20
                                                                              =========                  ========








                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                  (FORMERLY KNOWN AS CORSAIRE SNOWBOARD, INC.)

  NOTES TO FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED
                       MARCH 31, 1998 AND MARCH 31, 1997

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

         (b) CURRENCY TRANSLATION.

         The accompanying financial statements are expressed in U.S. dollars. The Company maintains an office in Fort Lauderdale, Florida and no longer has operations in Canada. Any expenditures and obligations in Canadian currency were translated at the exchange rate prevailing when they were incurred. Assets and liabilities at December 31, 1996 and 1997, where applicable, have been translated at the year-end exchange rates. There were no significant exchange or translation gains or losses during these years.

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

         (f) NEW ACCOUNTING STANDARDS.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for defining operating segments and for reporting information about operating segments in financial statements. It also establishes standards for related disclosures about products, geographic areas, and major customers. The Company's reportable operating segments did not change as a result of adopting SFAS 131.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             The Company is an inactive company and had limited operations during the quarter ended March 31, 1998. The Company had no revenue during the three month period ended March 31, 1998 but did incur substantial expenses for legal services. Similarly, in the same period in 1997, the Company had no revenue and incurred expenses relating to compensation of its officer. Substantially all of the expense during the period in 1998 and 1997 were paid through the issuance of stock of the Company.

                                    PART II

ITEM 1.           LEGAL PROCEEDINGS:

                  None.

ITEM 2.           CHANGES IN SECURITIES:

                  The Company issued 350,000 shares of common stock to a third party in exchange for legal services rendered. The shares were issued pursuant to an exemption from registration provided by
                  Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay any fees or commissions in connection with their issuance.

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