Form 10QSB
period 1998-06-30
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

             DELAWARE                                           56-0672633
 ---------------------------------                          ------------------
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

         Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1998: 5,784,889 shares of common stock, $0.001 par value per share.


* See Financial Statements Footnote 2

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

                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----

                                                  Part I

Item 1.       Financial Statements......................................................................1

     Balance Sheets (Unaudited) As of June 30, 1998 and December 31, 1997...............................2

     Statement of Operations (Unaudited) for the Six Month Periods ended
         June 30, 1998 and June 30, 1997................................................................3

     Statement of Changes in Stockholders' Equity (Unaudited) for the Six Month
         Periods ended June 30, 1998 and June 30, 1997..................................................4

     Statement of Cash Flows (Unaudited) for the Six Month Periods ended June
         30, 1998 and June 30, 1997.....................................................................5

     Notes to Financial Statements (Unaudited) for the Six Month Periods ended
         June 30, 1998 and June 30, 1997................................................................6

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

         The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

                           BALANCE SHEETS (UNAUDITED)
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                                                                   June 30,     December 31,
                                                                                     1998           1997
                                                                                 -----------    -----------
                              ASSETS
Current Assets
         Cash and cash equivalents                                               $         0      $        20
                                                                                 -----------      -----------
                  Total Current Assets                                                     0               20
                                                                                 -----------      -----------
         Total Assets                                                                      0               20
                                                                                 ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued liabilities                                          0                0
                                                                                 -----------      -----------
                  Total Current Liabilities                                                0                0
                                                                                 -----------      -----------
         Total Liabilities                                                                 0                0
                                                                                 ===========      ===========
Stockholders' Equity
         Common Stock, $0.001 par value, authorized 25,000,000 shares:
          5,784,889 and 3,041,859 issued and outstanding on June 30, 1998 and
          December 31, 1997, respectively                                              5,785            3,042
         Paid-in capital                                                           3,510,180        3,076,748
         Accumulated deficit                                                      (3,515,965)      (3,079,770)
                                                                                 -----------      -----------
         Total Stockholders' Equity                                                        0               20
                                                                                 ===========      ===========
Total Liabilities and Stockholders' Equity                                       $         0      $        20
                                                                                 ===========      ===========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

      STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED
                        JUNE 30, 1998 AND JUNE 30, 1997


                                                 For the Three Month Period       For the Six Month Period
                                                          Ended                           Ended
                                              ------------------------------   ------------------------------
                                              June 30, 1998    June 30, 1997   June 30, 1998    June 30, 1997
                                              -------------    -------------   -------------   --------------
Revenues                                      $         0      $         0     $         0      $         0
                                              ===========      ===========     ===========      ===========
Expenses
Officers' compensation                                  0                0               0           51,309
Consulting services                                     0                0               0               --
Legal fees and expenses                           239,300                0         436,175               --
Other general and administrative expenses               0                0              20               15
                                              -----------      -----------     -----------      -----------
Total expenses                                    236,907                0         436,195           51,324
                                              -----------      -----------     -----------      -----------
Loss before provision for taxes                  (236,907)               0        (436,195)         (51,324)
                                              -----------      -----------     -----------      -----------
Provision for income taxes                              0                0               0                0
                                              -----------      -----------     -----------      -----------
Net loss                                         (236,907)               0        (436,195)         (51,324)
                                              ===========      ===========     ===========      ===========
Net loss per share                            $     (0.08)     $      0.00     $     (0.14)     $     (0.02)
                                              ===========      ===========     ===========      ===========
Weighted average shares outstanding             3,041,859        3,041,859       3,041,859        3,291,859
                                              ===========      ===========     ===========      ===========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTH
            PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                 Common Stock
                   ------------------------------------------
                                                   Additional                                          Total
                    Number of         Par           Paid-in       Accumulated      Subscription     Stockholders'
                     Shares          Value          Capital         Deficit         Receivable         Equity
                   ----------        -----         ----------     -----------      ------------     -------------
   Balance,
June 30, 1997       3,041,859     $     3,042     $ 3,076,748     $(3,028,446)     $   (51,309)     $        35
                  -----------     -----------     -----------     -----------      -----------      -----------

   Balance,
June 30, 1998       5,789,889     $     5,785     $ 3,510,180     $(3,515,965)     $         0      $         0
                  -----------     -----------     -----------     -----------      -----------      -----------





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

       STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTH PERIOD ENDED
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997


                                                             June 30, 1998     June 30, 1997
                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                             $(436,195)        $ (51,324)
         Adjustments to reconcile net loss to net cash
                  used for operating activities
         Issuance of common stock for consulting and
                  legal services and satisfaction of
                  amounts due officer                           436,175            51,309
                                                              ---------         ---------
         Cash used from operations                                  (20)              (15)
                                                              =========         =========
Decrease in cash                                                    (20)              (15)
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, beginning of period                       20                35
                                                              =========         =========
CASH AND CASH EQUIVALENTS, end of period                      $       0         $      20
                                                              =========         =========







                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                  (formerly known as Corsaire Snowboard, Inc.)

   NOTES TO FINANCIAL STATEMENTS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED
                        JUNE 30, 1998 AND JUNE 30, 1997

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective January 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. This statement is not expected to have a significant effect on the Company's financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities." This statement is effective for 1999, but is not expected to have a significant effect on the Company's financial statements.

(2) STATUS OF ENTITY.

         During the course of preparing the delinquent Forms 10-QSB and Forms 10-KSB for the period from December 31, 1996 through December 31, 1998, and for the quarter ended March 31, 1999, present management uncovered the following:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             The Company is an inactive company and had limited operations during the quarter ended June 30, 1998. During the three month period ended June 30, 1998, the Company had no revenue but incurred expenses relating to legal services received. In the same three month period in 1997, the Company had no revenue and incurred no expenses. The Company had no revenue during the six month period ended June 30, 1998 but did incur substantial expenses. In the same period in 1997, the Company had no revenue but did incur expenses. Substantially all of the expense during each period were paid through the issuance of stock of the Company.

                                    PART II

ITEM 1.           LEGAL PROCEEDINGS:

                  None.

ITEM 2.           CHANGES IN SECURITIES:

                  The Company issued 2,393,030 shares of the Company's common stock to a third-party in exchange for legal services rendered. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay any commission or fees in connection with the issuance.

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