Form 10QSB
period 1998-09-30
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

         Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998: 5,784,889 shares of common stock, $0.001 par value per share.







*See Financial Statements Footnote 2

                                 CORSAIRE, INC.
                      (FORMERLY CORSAIRE SNOWBOARD, INC.)
                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                                  Part I

Item 1.       Financial Statements......................................................................1

     Balance Sheets (Unaudited) As of September 30, 1998 and December 31, 1997..........................2

     Statement of Operations (Unaudited) for the Nine Month Periods ended
              September 30, 1998 and September 30, 1997.................................................3

     Statement of Changes in Stockholders' Equity (Unaudited) for the Nine
              Month Periods ended September 30, 1998 and September 30, 1997.............................4

     Statement of Cash Flows (Unaudited) for the Nine Month Periods ended
              September 30, 1998 and September 30, 1997.................................................5

     Notes to Financial Statements (Unaudited) for the Nine Month Periods ended
              September 30, 1998 and September 30, 1997.................................................6

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

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

                           Balance Sheets (Unaudited)
                 As of September 30, 1998 and December 31, 1997


                                                                               September 30,             December 31,
                                                                                   1998                      1997
                                                                               -------------             ------------
                              ASSETS
Current Assets
         Cash and cash equivalents                                             $         0               $        20
                                                                               -----------               -----------
                  Total Current Assets                                                   0                        20
                                                                               -----------               -----------

Total Assets                                                                             0                        20
                                                                               ===========               ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued liabilities                                        0                         0
                                                                               -----------               -----------
                  Total Current Liabilities                                              0                         0
                                                                               -----------               -----------

         Total Liabilities                                                               0                         0
                                                                               ===========               ===========

Stockholders' Equity
         Common Stock, $0.001 par value, authorized
         25,000,000 shares: 5,784,889 and 3,041,859 issued and
         outstanding on September 30, 1998 and December 31,
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

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

      Statement of Operations (Unaudited) for the Nine Month Periods Ended
                   September 30, 1998 and September 30, 1997


                                                              For the Three Month                      For the Nine Month
                                                                  Period Ended                            Period Ended
                                                        ----------------------------------     ---------------------------------
                                                        September 30,        September 30,      September 30,       September 30,
                                                            1998                 1997               1998                1997
                                                        -------------        -------------      -------------       ------------
Revenues                                                 $        0           $        0          $        0          $        0
                                                         ==========           ==========          ==========          ==========

Expenses
Officers' compensation                                            0                    0                   0              51,309
Consulting services                                               0                    0                   0                   0
Legal fees and expenses                                           0                    0             436,175                   0
Other general and administrative expenses                         0                    0                  20                  15
                                                         ----------           ----------          ----------          ----------
Total expenses                                                    0                    0             436,195              51,324
                                                         ----------           ----------          ----------          ----------
Loss before provision for taxes                                   0                    0            (436,195)            (51,324)
Provision for income taxes                                        0                    0                   0                   0
                                                         ----------           ----------          ----------          ----------
Net loss                                                          0                    0            (436,195)            (51,324)
                                                         ==========           ==========          ==========          ==========
Net loss per share                                       $     0.00           $     0.00          $    (0.09)         $    (0.02)
                                                         ==========           ==========          ==========          ==========
Weighted average shares outstanding                       4,711,426            3,041,859           4,711,426           3,041,859
                                                         ==========           ==========          ==========          ==========





                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

     Statement of Changes in Stockholders' Equity (Unaudited) for the Nine
         Month Periods Ended September 30, 1998 and September 30, 1997


                                           Common Stock
                            ----------------------------------------
                                                          Additional                                 Total
                            Number of         Par           Paid-in           Accumulated        Stockholders'
                             Shares          Value          Capital             Deficit              Equity
                            ---------        -----        ----------          -----------        -------------
      Balance,
 September 30, 1997         3,041,859       $3,042        $3,076,748         $  (3,079,770)        $        20
                            ---------       ------        ----------         -------------         -----------

      Balance,
 September 30, 1998         5,784,889       $5,785        $3,510,180         $  (3,515,965)        $         0
                            ---------       ------        ----------         -------------         -----------




                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                      (formerly Corsaire Snowboard, Inc.)

      Statement of Cash Flows (Unaudited) for the Nine Month Periods Ended
                   September 30, 1998 and September 30, 1997


                                                                          September 30, 1998        September 30, 1997
                                                                          -------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                              $(436,195)               $ (51,324)
         Adjustments to reconcile net loss to net cash
                  used for operating activities
         Issuance of common stock for consulting and
                  legal services and satisfaction of
                  amounts due officer                                            436,175                   51,309
                                                                               ---------                ---------
         Changes in assets and liabilities:
         Cash used from operations                                                  (20)                      (15)
                                                                               =========                =========

CASH FLOWS FROM FINANCING ACTIVITIES:
         Contributions from shareholder                                                0                        0
                                                                               ---------                ---------
         Cash used from financial activities                                           0                        0
                                                                               =========                =========
Decrease in cash                                                                     (20)                     (15)
CASH AND CASH EQUIVALENTS, beginning of periods                                       20                       35
                                                                               ---------                ---------
CASH AND CASH EQUIVALENTS, end of period                                       $       0                $      20
                                                                               =========                =========







                See accompanying notes to financial statements.

                                 CORSAIRE, INC.
                  (Formerly Known as Corsaire Snowboard, Inc.)

   Notes to Financial Statements (Unaudited) for the Nine Month Periods Ended
                   September 30, 1998 and September 30, 1997

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             The Company is an inactive company and had limited operations during the quarter ended September 30, 1998. During the three month periods ended September 30, 1998 and 1997, the Company had no revenues and no expenses. The Company had no revenue during the nine month period ended September 30, 1998 but did incur substantial expenses. In the same period in 1997, the Company had no revenue and no expenses. Substantially all of the expense during each period were paid through the issuance of stock of the Company.

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

                                 CORSAIRE, INC.

Dated:  May 24, 1999

                                 By: /s/ Robert I. Chalnick
                                     -----------------------------------------
                                     Robert I. Chalnick
                                     Vice President and Chief Executive Officer