Form 10KSB
period 1998-12-31
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended December 31, 1998             Commission File No. 0-17772


                             NET COMMAND TECH, INC.
                             (f/k/a CORSAIRE, INC.)


           State of Delaware                            55-0672633
----------------------------------------    -----------------------------------
     (State or other jurisdiction            (IRS Employer Identification No.)
   of incorporation or organization)


     62 INDIAN TRACE, SUITE 286, WESTON, FLORIDA                     33326
------------------------------------------------------           --------------
       (Address of principal executive offices)                    (Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:


 Title of each class                Name of each exchange on which registered
---------------------             ---------------------------------------------
        None                                          None


           Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $0.001 per share*
        ----------------------------------------------------------------
                                (Title of Stock)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for other such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (1) Yes     No X*
                                         ---    ---

                                  (2) Yes     No X*
                                         ---    ---

         The Registrant's revenues for its most recent fiscal year were $0. As of December 31, 1998, 5,784,889 shares of the Registrant's common stock were issued and outstanding.

                                                          Total No. of Pages: 17

See Item 1

                             NET COMMAND TECH, INC.
                            (FORMERLY CORSAIRE, INC)

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                                                             PAGE
                                     Part I

Item 1.  Description of Business..............................................1
Item 2.  Description of Property..............................................3
Item 3.  Legal Proceedings....................................................3
Item 4.  Submission of Matters to a Vote of Security Holders..................3

                                     Part II

Item 5.  Market for Common Equity and Related
         Stockholder Matters..................................................3
Item 6.  Management's Discussion and Analysis or Plan of Operation............3
Item 7.  Financial Statements.................................................4
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................4

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act..................................................4
Item 10. Executive Compensation...............................................5
Item 11. Security Ownership of Certain Beneficial Owners
         and Management.......................................................5
Item 12. Certain Relationships and Related Transactions.......................6
Item 13. Exhibits and Reports on Form 8-K.....................................6

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The Registrant is an inactive company. Management has been seeking opportunities to acquire operating entities, which in its opinion will provide profitable operations to the Registrant. The Company was incorporated in the State of Delaware in 1994.

         A. CORPORATE HISTORY

         In March 1995 Rene Hamouth, now a principal stockholder of the Company, became its president, in connection with a possible business transaction involving the Company. At that time it was represented to Mr. Hamouth by Paul Parshall, then the Company's president and sole director, that the Company (then known as Acunet Corporation) (i) had been incorporated under the laws of the State of Delaware in 1987, (ii) had completed a registered public offering of its common stock in 1988, (iii) had filed reports with the United States Securities and Exchange Commission (the "SEC") under SEC File No. 0-17772 and Internal Revenue Service (the "IRS") FEIN No. 55-0672633, (iv) had become dormant in 1990, and (v) had been rehabilitated in 1994.

         According to the Form 10-QSBs for the quarters ended March 31, June 30 and September 30, 1994, filed by Mr. Parshall, the Company (i) had its class of common stock registered under Section 12(g) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), (ii) was dormant, (iii) had no revenues, no assets and no liabilities and there were "no corporate records or minutes available to document the activities of the corporation." The Company's 10-KSB for the year ended December 31, 1994, filed by Mr. Parshall and which contained audited financial statements, disclosed that there were 50,000,000 shares outstanding, 28,986,734 of which had been issued to Worthington Company, Mr. Parshall's affiliate, "in exchange for payment of filing fees."

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

         The Company continued to file Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 1996 under SEC File No. 0-17772. For the periods covered by these reports, the Company disclosed that it had been unsuccessful in consummating a merger, acquisition or business transaction with an operating company; it therefore remained as a shell company. No other periodic reports had been filed with the SEC. The Company's shares traded in the over-the-counter market.

         From September 1996 through 1998, the Company continued its search for an acquisition candidate, although no periodic reports were filed with the SEC. In late 1998, Roger Dunavant became president and sole director, Mr. Hamouth having resigned.

         In February 1999, the Company, through a wholly-owned subsidiary, purchased certain tangible and intangible assets involving software for internet and intranet use, set top box technology and remote surveillance security systems from a third party. In addition, the Company purchased a 51% interest in a British corporation. In connection with these transactions, the Company issued an aggregate of 3,108,750 shares of its common stock, par value $0.001. In April 1999, the Company entered into a transaction to acquire a privately held corporation involved in providing advanced internet broadcast video and security software in exchange for approximately 2,350,000 shares of common stock.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         None.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently only a limited market for the Company's Common Stock. The Company's Common Stock trades on the OTC Bulletin Board under the symbol "NCDR". The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                                  Common Stock
                                                  ------------

Quarter Ended                             High                     Low
-------------                             ----                     ---
March 31, 1997                           $7.0000                  $2.6562
June 30, 1997                             4.7500                   2.6250
September 30, 1997                        3.5469                   1.0000
December 31, 1997                         1.3750                   0.4531

March 31, 1998                            2.5469                   0.6250
June 30, 1998                             1.3281                   0.3750
September 30, 1998                        1.0625                   0.5000
December 31, 1998                         1.7188                   0.2812

         As of December 31, 1998, there were 569 shareholders of record, holding 5,784,889 shares of the Company's Common Stock.

         The Company did not declare dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The Company is inactive and has had limited operations. The Company had no revenues in 1998, but incurred expenses, primarily legal fees, in connection with various corporate matters. The Company had no revenues in 1997, but incurred various expenses, consisting primarily of officers' compensation. Similarly, the Company had no revenue in 1996, but incurred various expenses, consisting primarily of consulting and legal fees. Substantially all expenses in 1996, 1997 and 1998 were satisfied through the issuance of common stock.

ITEM 7.  FINANCIAL STATEMENTS

         See index to Financial Statements attached hereto.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company engaged Strabala Ramirez & Associates, Certified Public Accountants ("Strabala"), 19762 MacArthur Blvd., Suite 100, Irvine, CA 92612, to audit its financial statements for 1996, 1997 and 1998. Strabala served as the Company auditors with respect to its 1995 financial statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) Identification of Directors and Executive Officers.


Name                                   Age          Position                    Period of Service
----                                   ---          --------                    -----------------
Rene M. Hamouth                        48      President/Director          March 1995 to November 1998

William R. Dunavant                    46      President/Director          November 20, 1998

         Information concerning Directors and Executive Officers including their business experience for at least the past five (5) years, is as follows:

RENE M. HAMOUTH

         Mr. Hamouth was appointed a director and president on March 7, 1995. Prior to being appointed to the Company's Board of Directors and beginning in 1983 to the present, Mr. Hamouth has acted as a financial consultant to various private and public companies in both Canada and the United States, and provided assistance in raising capital for these companies. From 1972 to 1982, he was an Account Executive for firms which recruited executives for large corporations.

WILLIAM R. DUNAVANT

         Mr. Dunavant was the president of Summus Technologies, Inc. from the end of 1997 to August 1998. Previously he was the president of Straight Arrow Products, Inc. from 1989 to 1995 and founder and chief executive officer of Topline, Inc. from 1984 to 1996. Straight Arrow marketed shampoo and related products. Topline was involved in aircraft maintenance and deicing operations.

     (b) Compliance with 16(a) of the Securities Exchange Act of 1934

         The Exchange Act requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the SEC and the Company. All reports that were required to be filed in 1998 were so filed.

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table.

         The following table sets forth information for the year ended December 31, 1998, concerning compensation paid to the Company's president/director for services rendered to the Company during the fiscal year ended December 31, 1998.


                                                                                Securities         Restricted
                                  Fiscal                                        Underlying            Stock            All Other
Executive Officer                 Year         Salary          Bonus              Options            Awards           Compensation
------------------------------    ---------    ----------      -----------    ----------------    --------------     ---------------
Rene M. Hamouth                   1998            $0               $0               --                 --                 --
President/Director

William R. Dunavant               1998            $0               $0               --                 --                 --
President/Director

         On November 20, 1998, the Company entered into an agreement with Mr. Dunavant to serve as president and director. The agreement is for a three year period at an initial salary of $200,000, plus bonuses. In addition, Mr. Dunavant is to receive 1,000,000 shares of common stock plus an additional 1,000,000 shares at such time that the Company achieves annual earnings of $.50 per share; achieves annual sales revenue of $10,000,000 or achieves annual before tax earnings of $5,000,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on December 31, 1998, the Company had 5,784,889 shares outstanding. The table below contains information concerning each person who is known by the Company to be the beneficial owner of more than five percent of the Company's common stock. To the best of the Company's knowledge no other persons are beneficial owners of five percent or more of the Company's shares.


Name and address                           Amount and Nature of
Of Beneficial Owner                        Beneficial Ownership               Percentage
---------------------------------------    -----------------------------   ------------------
Rene M. Hamouth                                      3,776,030*               66.37%
53 Thedford Place
West Vancouver, B.C.
V7S 1R9

Carmine J. Bua                                       2,393,030**              41.4%
3838 Camino Del Rio North
Suite 333
San Diego, CA 92108

---------------------------------------

* Includes 2,393,030 shares owned by Carmine J. Bua subject to an option to purchase held by Mr. Hamouth.

**   Shares subject to option to purchase held by Mr. Hamouth.

         The following table sets forth the total number of shares of the Company's common stock beneficially owned by its executive officer as of December 31, 1998.

Name and address                           Amount and Nature of
Of Beneficial Owner                        Beneficial Ownership               Percentage
---------------------------------------    -----------------------------   ------------------
William R. Dunavant                                   0*                          0

All directors and officers as a group                 0                           0
(one named)

* As of December 31, 1998, the Company had not issued the 1,000,000 shares to Mr. Dunavant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
             None.

         (b) Reports on Form 8-K:
             None.

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

                                    NET COMMAND TECH, INC.

Date: May 24, 1999

                                    By:  /s/ William R. Dunavant
                                         ------------------------------------
                                         William R. Dunavant
                                         President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                          TITLE                                DATE
             ---------                                          -----                                ----
/s/ William R. Dunavant
---------------------------------
William R. Dunavant                                    Sole Director                               May 24, 1999


/s/ Robert I. Chalnick                                 Principal Financial and
---------------------------------                      Accounting Officer                          May 24, 1999
Robert  I. Chalnick