Form 10QSB
period 1999-03-31
CORSAIRE SNOWBOARD INC
filed 1999-05-25
CIK 816239

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________.

                         Commission File Number 0-17772

                             NET COMMAND TECH, INC.
                             ----------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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


                                 CORSAIRE, INC.
                                 --------------
                                  (Former Name)

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

         Number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 10,293,639 shares of common stock, $0.001 par value per share.


*See Financial Statements Footnote 6.

                             NET COMMAND TECH, INC.
             (formerly Corsaire, Inc. and Corsaire Snowboard, Inc.)

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                  PART I
ITEM 1:  FINANCIAL STATEMENTS....................................................................................1
         Consolidated Balance Sheets.............................................................................2
         Consolidated Statement of Operations....................................................................4
         Consolidated Statement of Changes in Stockholders' Equity...............................................5
         Consolidated Statement of Cash Flows....................................................................6
         Notes to Consolidated Financial Statements..............................................................8
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION............................................................................................12

                                                 Part II

Item 1:  Legal Proceedings......................................................................................14
Item 2:  Changes in Securities..................................................................................14
Item 3:  Defaults Upon Senior Securities........................................................................14
Item 4:  Submission of Matters to Vote of Security Holders......................................................14
Item 5:  Other Information......................................................................................14
Item 6:  Exhibits and Reports on Form 8-K.......................................................................14
Signatures......................................................................................................15

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         In the opinion of management, the accompanying consolidated balance sheets and related consolidated interim statements of operations and cash flows (unaudited) include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for the full year.

         The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

                             NET COMMAND TECH, INC.
                            (FORMERLY CORSAIRE, INC.)

                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                                March 31,                December 31,
                                                                                   1999                      1998
                                                                             -----------------        -------------------
                              ASSETS

Current Assets
         Cash and Cash Equivalents                                           $       581,597          $              0
         Accounts Receivable (net)                                                    15,246                         0
         Subscription Receivable                                                     750,000                         0
         Other Current Assets                                                          1,815                         0
                                                                             -----------------        -------------------
                  Total Current Assets                                             1,348,658                         0
                                                                             -----------------        -------------------

Fixed Assets (net of accumulated depreciation and
   amortization)                                                                       3,715                         0
                                                                             -----------------        -------------------

Other Assets
         Deferred Costs -- Covenant Not to Compete                                    50,000                         0
         Intellectual Property                                                         3,108                         0
         Investment in Modern Telenet Ltd.                                            35,700                         0
         Security Deposits                                                            12,300                         0
                                                                             -----------------        -------------------
                  Total Other Assets                                                 101,108                         0
                                                                             -----------------        -------------------

Total Assets                                                                       1,453,481                         0
                                                                             =================        ===================


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Other Current Liabilities                                                     1,662                         0
         Accounts payable and accrued liabilities                                          0                         0
         Note Payable                                                              1,000,000                         0
                                                                             -----------------        -------------------
                  Total Current Liabilities                                        1,001,662                         0
                                                                             -----------------        -------------------

         Total Liabilities                                                         1,001,662                         0
                                                                             =================        ===================


                             NET COMMAND TECH, INC.
                            (FORMERLY CORSAIRE, INC.)

                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                   (continued)

                                                                                March 31,                December 31,
                                                                                   1999                      1998
                                                                             -----------------        -------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

         Common Stock, $0.001 par value, authorized
         25,000,000 shares: 8,893,639 and 5,784,889
         issued and outstanding March 31, 1999 and
         December 31, 1998, respectively                                               8,893                  5,785
         Paid-in capital                                                           7,095,880              3,510,180
         Subscription Receivable                                                  (2,750,000)                     0
         Accumulated deficit                                                      (3,902,954)            (3,515,965)
                                                                             -----------------        -------------------

         Total Stockholders' Equity                                                  451,819                      0
                                                                             -----------------        -------------------

Total Liabilities and Stockholders' Equity                                   $     1,453,481          $           0
                                                                             =================        ===================

















          See accompanying notes to consolidated financial statements.

                             NET COMMAND TECH, INC.
                            (FORMERLY CORSAIRE, INC.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999
                               AND MARCH 31, 1998


                                                                                March 31,                 March 31,
                                                                                   1999                     1998
                                                                             -----------------        ------------------
Revenues                                                                     $     16,547             $           0
                                                                             =================        ==================

Expenses

Officers' Compensation                                                             76,820                         0
Consulting Services                                                                19,014                         0
Legal Fees and Expenses                                                            70,855                   196,875
Other general and administrative expenses                                         236,847                        20
                                                                             -----------------        ------------------
Total expenses                                                                    403,536                   196,895
                                                                             =================        ==================

Loss before provision for taxes                                                  (386,989)                 (196,895)

Provision for income taxes                                                              0                         0

Net loss                                                                         (386,989)                 (196,895)
                                                                             =================        ==================

Net loss per share                                                           $      (0.05)            $       (0.06)
                                                                             =================        ==================

Weighted average shares outstanding                                             8,039,264                 3,216,859
                                                                             =================        ==================












          See accompanying notes to consolidated financial statements.

                             NET COMMAND TECH, INC.
                            (FORMERLY CORSAIRE, INC.)

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999
                               AND MARCH 31, 1998

                                     COMMON STOCK
                    -----------------------------------------------
                       Number                         Additional                                                        Total
                         of              Par           Paid-in            Accumulated          Subscription         Stockholders'
                       Shares           Value          Capital              Deficit             Receivable              Equity
                    --------------     ---------    ---------------     -----------------     ----------------    -----------------
   Balance,
March 31, 1999        8,893,639        $ 8,893      $ 7,095,880         $  (3,902,954)        $ (2,750,000)       $     451,819
                    --------------     ---------    ---------------     -----------------     ----------------    -----------------

   Balance,
March 31, 1998        3,391,859        $ 3,392      $l3,273,273         $  (3,276,665)        $                   $           0
                    --------------     ---------    ---------------     -----------------     ----------------    -----------------
























          See accompanying notes to consolidated financial statements.

                             NET COMMAND TECH, INC.
                            (FORMERLY CORSAIRE, INC.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999
                               AND MARCH 31, 1998

                                                                               March 31,              March 31,
                                                                                 1999                   1998
                                                                         -------------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss                                                     $         (386,989)       $       (196,895)
         Adjustments to reconcile net loss to net cash
                  used for operating activities

         Issuance of common stock for consulting
           and legal services and satisfaction of
           amounts due officer                                                        --                 196,875
         Changes in assets and liabilities:
                  Increase in accounts receivables                               (15,246)                     --
                  Increase in other current assets                                (1,815)                     --
                  Increase in subscription receivable                           (750,000)                     --
                  Increase in security deposits                                  (12,300)                     --
                  Increase in other current liabilities                            1,662                      --
                  Increase in deferred costs                                     (50,000)                     --
                                                                         -------------------       ----------------
         Net Cash used from operations                                        (1,214,688)                    (20)
                                                                         ===================       ================
CASH FLOWS FROM ACQUISITIONS:

         Increase in fixed assets                                                 (3,715)                     --
         Acquisition of intellectual property                                     (3,108)                     --
         Acquisition of Modern Telenet Ltd.                                      (35,700)                     --
                                                                         -------------------       ----------------
         Net cash provided by acquisitions                                       (42,523)                      0

CASH FLOWS FROM FINANCING ACTIVITIES:

         Contributions from shareholder                                        1,000,000                      --
         Increase in common stock                                                  4,508                      --
         Increase in subscription receivable                                  (2,750,000)                     --
         Increase in paid in capital                                           3,584,300                      --
         Increase in note payable                                              1,000,000                      --
                                                                         -------------------       ----------------
         Net cash provided from financial activities                           1,838,808                       0
                                                                         ===================       ================



                                                                               March 31,              March 31,
                                                                                 1999                   1998
                                                                         -------------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (CONTINUED)

Net Increase (Decrease) in cash and cash equivalents                             581,597                     (20)
                                                                         -------------------       ----------------
CASH AND CASH EQUIVALENTS, beginning of period                           $             0           $          20

CASH AND CASH EQUIVALENTS, end of period                                 $       581,597           $           0
                                                                         ===================       ================



































          See accompanying notes to consolidated financial statements.

                             NET COMMAND TECH, INC.
                       (FORMERLY KNOWN AS CORSAIRE, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

         (a) CONSOLIDATED SUBSIDIARY.

             The consolidated financial statements include the account of the Company's wholly-owned subsidiary, Baraka Intracom, Inc. Material intercompany transactions and balances have been eliminated.

         (b) CASH AND CASH EQUIVALENTS.

             Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash and were purchased with maturities of less than three months.

         (c) CURRENCY TRANSLATION.

             The accompanying financial statements are expressed in U.S. dollars. The Company maintains an office in Fort Lauderdale, Florida and no longer has operations in Canada. Any expenditures and obligations in Canadian currency were translated at the exchange rate prevailing when they were incurred. Assets and liabilities at March 31, 1998, December 31, 1998 and March 31, 1999, where applicable, have been translated at the year-end exchange rates. There were no significant exchange or translation gains or losses during these years.

         (d) VALUATION OF SHARES ISSUED FOR SERVICES.

             The Company accounts for stock-based compensation at fair market value, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based compensation.

         (e) BASIC AND DILUTED LOSS PER SHARE.

             Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the year.

         (f) USE OF ESTIMATES.

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

         (g) NEW ACCOUNTING STANDARDS.

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

(2)      Related Party Information.

         (a) In January 1994, a company affiliated with the president of the Company at that time, received 289,867 shares of common stock in exchange for payments of filing fees for the Company.

         (b) In March 1995, the Company entered into a two-year agreement with the president of the Company at that time. The agreement provided that he would assist the Company in the identification and evaluation of prospective merger and acquisition opportunities, and arrange for the financing of such acquisitions and/or mergers. No such merger or acquisition occurred, nor were any financing arrangements made during that time. In accordance with the agreement, the Company issued 2,250,000 shares of common stock to the then president. These 2,250,000 shares were recorded as compensation for the period through May 30, 1997, and have been prorated and charged to expense accordingly. These shares have been valued at $.10 per share, the fair market value at the contract date. The Company did not issue the appropriate Forms 1099 and W-2 for the transaction.

         (c) The Company, from time to time, issued 2,743,030 shares in exchange for services. These shares were valued at $.06 per share (350,000 shares) and $.10 per share (2,393,030). This represented a discount from the market price of the shares due to their restricted nature.

(3)      Consulting and Legal Services.

         In 1996, the Company issued common stock to various individuals, including consultants and the Company's general counsel for legal services. These shares have been valued at the bid price at the dates of issuance. Of the 495,000 shares issued, the fair market value of shares of $522,500 was for consulting services and $471,875 was for legal fees and expenses.

         See 2(c) above.

(4)      Provision for Income Taxes.

         The Company has had net operating losses during the three years ended December 31, 1996, 1997, and 1998 and the quarter ended March 31, 1999. These losses were predominantly non-cash exchanges of stock for services which were not reported to the Internal Revenue Service. As such, they would not be deductible for tax purposes until declared as compensation by the recipients. Therefore no income tax expense (benefit) has been recorded by the Company.

(5)      Acquisition.

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

         On February 19, 1999, fifty-one percent (51%) of Modern Telenet Ltd ("Telenet") was purchased by the Company. Telenet was founded on January 13, 1999 and was established with capital of 50,000 British Pounds divided between 24,500 A shares and 25,500 B shares at one British Pound per share. The Company bought the 25,500 B shares. Additionally, the Company is obligated under an option agreement to purchase the 24,500 A shares from the holder of the stock or assignees, at a price that the founder of Telenet and the Company may agree or, failing agreement, a formula based on net income of Telenet. The business of Telenet and the technology acquired are known as video streaming which allows a computer the ability to transmit video and audio signals over the Internet.

         On February 19, 1999, the Company signed an exclusive distribution agreement with Telenet, providing for certain specific non-US territories.

         As part of the acquisition, the Company signed an agreement with a bank to obtain the release of the security interest granted in the bank's favor over certain assets of Telenet and Baraka Intercom, Inc. In return, the Company issued 1,005,000 shares of common stock to the bank pursuant to the bank's rights as pledgee and issued an additional 20,000 shares of common stock to the bank to be held by the bank (or its nominee) absolutely and beneficially. The bank also received an assignment, by way of security, and all rights under a put option in respect of the remaining 49% interest (not owned by the Company) in the share capital of Telenet. Telenet, along with other entities, are joint guarantors of debts of certain parties related to the former principal shareholder of Telenet in the amount of $34,691,800. Finally, in connection with this transaction, the Company issued 1,983,750 shares to an affiliate of the former principal shareholder of Telenet.

         The Company has assigned a nominal value to the assets purchased in this acquisition. The Company intends to appraise the intellectual property and assign an appropriate value as a result of the appraisal.

(6)      Status of Entity

         During the course of preparing the delinquent Forms 10-QSB and Forms 10-KSB for the period from December 1, 1996 through December 31, 1998 and the 10-QSB for the quarter ended March 31, 1999, present management uncovered the following:

                  (i) that the State of Delaware requires that the revival and renewal of a Certificate of Incorporation of an administratively dissolved corporation be effectuated through the execution and filing of a certificate on the authority of those who were the directors of the corporation at the time of its expiration;

                  (ii) that prior management under its president (Paul L. Parshall) apparently did not file such a certificate, but instead filed an original Certificate of Incorporation under the same name as the dormant corporation which was to have been revived (Acunet Corporation) and continued to file reports with the SEC under the SEC file number of the non-revived company;

                  (iii) that the prior president had, on other occasions, incorporated new companies with the same name as dissolved (or dormant) companies that had common stock registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), continued to file reports under the non-revived companies' file number, and in the process, issued a significant amount of shares in these companies to himself; and

                  (iv) that in September 1996, the Company's prior president until March 1995, had been enjoined by the United States District Court of Utah (SEC v. Axiom Securities Solutions, Inc. and Paul L. Parshall, Civil Action No. 2-96CV-08245J) from violating the anti-fraud provisions of the federal securities laws and was barred from serving as an officer or director of a company filing reports with the SEC. In addition, in September 1996, he was the subject of administrative proceedings before the SEC barring him from participating in penny stock offerings and association with a broker/dealer, investment company, investment advisor, transfer agent or municipal securities dealer.

         The Company, validly existing as a corporation under Delaware law, while continuing to report under SEC File No. 0-17772, has determined to file a Form 10-SB covering its common stock in order to properly register its common stock under the Exchange Act and correct the existing deficiency.

(7)      Going Concern.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in the current year. In addition, the Company has used substantial amounts of working capital in its operations. On March 31, 1999, the Company had an accumulated deficit of $3,902,954.

         In view of these matters, the ability of the Company to continue its operations is dependent upon its ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to fulfill the Company's financing requirements will provide the opportunity for the Company to continue as a going concern. The Company has arranged for financing in the amount of $5,662,500 to be received over a period of February to May 1999. See Item 2.

(8)      Subsequent Event.

         On April 26, 1999, the Company entered into an agreement, subsequently amended in May, to acquire the issued and outstanding common stock of Satellite Access Systems, Inc. ("SAS"), a privately held Florida corporation, with its principal place of business in St. Petersburg, Florida, in exchange for 2,352,942 shares of common stock. This transaction is conditioned upon the completion of due diligence by the Company of SAS's intellectual property, no later than June 10, 1999. SAS is involved in the development of ultra high speed satellite and Internet communications software and protocols for the world wide transmission of voice, data and video signals.

(9)      Contingent Liabilities.

         Two complaints have been filed in state court and the Company has also received an unfiled complaint seeking ordinary and punitive damages from the Company from various parties. Management, in consultation with its legal counsel, believes that these claims are without merit; therefore, the likelihood of an unfavorable outcome is remote. Management believes these suits will not affect the Company's financial position.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The Company was inactive and had limited operations until February 1999. The Company had limited revenues in the first quarter of 1999, which were generated from the sale of its Internet-related products. The Company incurred expenses of approximately $404,000, primarily in connection with the acquisition of its intellectual property and other assets. For the same three month period in 1998, the Company had no revenues and incurred legal expenses which were satisfied through the issuance of common stock.

                  The Company funded its operations this quarter through a loan from a third party in the amount of $1,000,000. An additional $162,500 was received from this third party in April 1999 as a capital contribution. It is anticipated that this third party will invest an additional $1,000,000 for equity and will convert the outstanding loan to equity, resulting in the issuance of an additional 1,700,000 shares of common stock. The Company also received in May 1999, $750,000 from another third party and anticipates receiving an additional $2,750,000, also in exchange for equity totalling 1,400,000 shares of common stock and 1,400,000 warrants to purchase common stock at $3.00 per share exercisable within one year.

                  The Company will be required to generate funds through the sale of debt or equity to finance its growth. The Company believes that it will be able to obtain needed capital from known sources, or through the efforts of its investment banker, although no assurances can be given that these financing transactions will close.

                                     PART II


ITEM 1.           LEGAL PROCEEDINGS:

                  None.

ITEM 2.           CHANGES IN SECURITIES:

                  3,108,750 shares were issued in connection with the acquisition of certain assets, primarily intellectual property and a 51% equity interest in Modern Telenet Ltd. These shares were issued pursuant to an exemption from registration (Section 4(2) of the Securities Act of 1933, as amended). The Company paid no fees or commissions in exchange for the issuance of these shares.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5.           OTHER INFORMATION:

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  (a)      Exhibits:

                           Exhibit No.       Description
                           -----------       -----------

                               27            Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NET COMMAND TECH, INC.

Dated:  May 24, 1999

                             By: /s/ William R. Dunavant
                                 -----------------------------------------
                                 William R. Dunavant
                                 President and Chief Executive Officer


Dated:  May 24, 1999         By: /s/ Robert I. Chalnick
                                 -----------------------------------------
                                 Robert I. Chalnick
                                 Executive Vice President--Finance, and
                                 Chief Financial Officer